Form 10-Q
period 2018-09-30
Riviera Resources, Inc.
filed 2018-11-08
CIK 1737204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-225927

Riviera Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-5121920 (I.R.S. Employer Identification No.)

600 Travis Street, Suite 1700 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

(281) 840-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of October 31, 2018, there were 69,774,073 shares of common stock, par value $0.01 per share, outstanding.

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

MMcfe/d. MMcfe per day.

MMMBtu.  One billion British thermal units.

NGL.  Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$156,917	$464,477
Accounts receivable – trade, net	85,482	140,485
Derivative instruments	3,024	9,629
Restricted cash	27,130	56,445
Other current assets	19,688	76,683
Assets held for sale	12	106,963
Total current assets	292,253	854,682
Noncurrent assets:
Oil and natural gas properties (successful efforts method)	789,844	950,083
Less accumulated depletion and amortization	(71,684)	(49,619)
	718,160	900,464

Other property and equipment	592,073	480,729
Less accumulated depreciation	(53,264)	(28,658)
	538,809	452,071

Derivative instruments	328	469
Deferred income taxes	133,410	188,538
Other noncurrent assets	13,193	14,256
Noncurrent assets of discontinued operations	—	457,645
	146,931	660,908
Total noncurrent assets	1,403,900	2,013,443
Total assets	$1,696,153	$2,868,125
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$169,860	$253,975
Derivative instruments	5,507	10,103
Other accrued liabilities	25,277	58,130
Liabilities held for sale	—	43,302
Total current liabilities	200,644	365,510
Noncurrent liabilities:
Derivative instruments	1,088	2,849
Asset retirement obligations and other noncurrent liabilities	105,102	160,720
Total noncurrent liabilities	106,190	163,569
Commitments and contingencies (Note 10)

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

(Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except share amounts)
Equity:
Preferred Stock ($0.01 par value, 30,000,000 shares authorized and no shares issued at September 30, 2018; no shares authorized or issued at December 31, 2017)	—	—
Common Stock ($0.01 par value, 270,000,000 shares authorized and 75,836,252 shares issued at September 30, 2018; no shares authorized or issued at December 31, 2017)	758	—
Additional paid-in capital	1,394,215	—
Accumulated deficit	(5,654)	—
Net parent company investment	—	2,339,046
Total equity	1,389,319	2,339,046
Total liabilities and equity	$1,696,153	$2,868,125

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor
	Three Months Ended September 30,
	2018	2017
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$89,653	$206,318
Losses on oil and natural gas derivatives	(3,175)	(14,497)
Marketing revenues	67,246	38,493
Other revenues	5,877	6,368
	159,601	236,682
Expenses:
Lease operating expenses	22,930	61,272
Transportation expenses	22,304	34,541
Marketing expenses	63,149	34,099
General and administrative expenses	90,931	30,035
Exploration costs	2,487	171
Depreciation, depletion and amortization	21,515	37,766
Taxes, other than income taxes	7,162	12,368
(Gains) losses on sale of assets and other, net	221	(25,896)
	230,699	184,356
Other income and (expenses):
Interest expense, net of amounts capitalized	(594)	(223)
Other, net	105	(4,246)
	(489)	(4,469)
Reorganization items, net	(1,277)	(2,605)
Income (loss) from continuing operations before income taxes	(72,864)	45,252
Income tax expense (benefit)	(39,628)	1,646
Income (loss) from continuing operations	(33,236)	43,606
Income (loss) from discontinued operations, net of income taxes	(14,899)	78,556
Net income (loss)	$(48,135)	$122,162
Income (loss) per share:
Income (loss) from continuing operations per share ‒ Basic	$(0.43)	$0.57
Income (loss) from continuing operations per share ‒ Diluted	$(0.43)	$0.57

Income (loss) from discontinued operations per share ‒ Basic	$(0.20)	$1.03
Income (loss) from discontinued operations per share ‒ Diluted	$(0.20)	$1.03

Net income (loss) per share ‒ Basic	$(0.63)	$1.60
Net income (loss) per share ‒ Diluted	$(0.63)	$1.60

Weighted average shares outstanding ‒ Basic	76,135	76,191
Weighted average shares outstanding ‒ Diluted	76,135	76,191

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$313,533	$529,810	$188,885
Gains (losses) on oil and natural gas derivatives	(25,730)	19,258	92,691
Marketing revenues	156,480	53,954	6,636
Other revenues	18,158	14,787	9,915
	462,441	617,809	298,127
Expenses:
Lease operating expenses	94,902	156,959	49,665
Transportation expenses	62,611	85,652	25,972
Marketing expenses	145,231	43,614	4,820
General and administrative expenses	228,105	74,703	71,745
Exploration costs	3,742	1,037	93
Depreciation, depletion and amortization	71,960	101,558	47,155
Taxes, other than income taxes	22,729	37,316	14,877
(Gains) losses on sale of assets and other, net	(208,009)	(333,720)	672
	421,271	167,119	214,999
Other income and (expenses):
Interest expense, net of amounts capitalized	(1,582)	(11,974)	(16,725)
Other, net	473	(5,800)	(149)
	(1,109)	(17,774)	(16,874)
Reorganization items, net	(4,487)	(8,229)	2,521,137
Income from continuing operations before income taxes	35,574	424,687	2,587,391
Income tax expense (benefit)	25,247	158,744	(166)
Income from continuing operations	10,327	265,943	2,587,557
Income (loss) from discontinued operations, net of income taxes	19,674	84,315	(548)
Net income	$30,001	$350,258	$2,587,009
Income (loss) per share:
Income from continuing operations per share ‒ Basic	$0.13	$3.49	$33.96
Income from continuing operations per share ‒ Diluted	$0.13	$3.49	$33.96

Income (loss) from discontinued operations per share ‒ Basic	$0.26	$1.11	$(0.01)
Income (loss) from discontinued operations per share ‒ Diluted	$0.26	$1.11	$(0.01)

Net income per share ‒ Basic	$0.39	$4.60	$33.95
Net income per share ‒ Diluted	$0.39	$4.60	$33.95

Weighted average shares outstanding ‒ Basic	76,171	76,191	76,191
Weighted average shares outstanding ‒ Diluted	76,518	76,191	76,191

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Net Parent Company Investment	Total Equity
	Shares	Amount
	(in thousands)
December 31, 2017	—	$—	$—	$—	$2,339,046	$2,339,046
Net income (loss)		—	—	(5,654)	35,655	30,001
Net transfers to parent		—	—	—	(967,571)	(967,571)
Spin-off related adjustments		—	—	—	(4,620)	(4,620)
Issuances of common stock and reclassification of former parent company investment	76,191	762	1,401,748	—	(1,402,510)	—
Repurchases of common stock	(355)	(4)	(7,533)	—	—	(7,537)
September 30, 2018	75,836	$758	$1,394,215	$(5,654)	$—	$1,389,319

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash flow from operating activities:
Net income	$30,001	$350,258	$2,587,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(19,674)	(84,315)	548
Depreciation, depletion and amortization	71,960	101,558	47,155
Deferred income taxes	25,382	115,739	(166)
Total (gains) losses on derivatives, net	25,730	(19,258)	(92,691)
Cash settlements on derivatives	(25,341)	19,638	(11,572)
Share-based compensation expenses	16,105	25,876	50,255
Amortization and write-off of deferred financing fees	1,336	3,349	1,338
(Gains) losses on sale of assets and other, net	(204,644)	(355,122)	1,069
Reorganization items, net	—	—	(2,456,074)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	57,674	15,549	(7,216)
(Increase) decrease in other assets	61,309	(1,218)	528
Increase (decrease) in accounts payable and accrued expenses	(51,608)	(90,073)	20,949
Increase (decrease) in other liabilities	(15,750)	56,460	2,801
Net cash provided by (used in) operating activities – continuing operations	(27,520)	138,441	143,933
Net cash provided by operating activities – discontinued operations	—	2,566	8,781
Net cash provided by (used in) operating activities	(27,520)	141,007	152,714
Cash flow from investing activities:
Development of oil and natural gas properties	(56,116)	(136,638)	(50,597)
Purchases of other property and equipment	(116,237)	(60,656)	(7,409)
Proceeds from sale of properties and equipment and other	367,086	711,360	(166)
Net cash provided by (used in) investing activities – continuing operations	194,733	514,066	(58,172)
Net cash provided by (used in) investing activities – discontinued operations	7,000	345,643	(584)
Net cash provided by (used in) investing activities	201,733	859,709	(58,756)

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash flow from financing activities:
Net transfers (to) from parent	(481,449)	(154,176)	636,000
Repurchases of shares	(7,576)	—	—
Proceeds from borrowings	—	190,000	—
Repayments of debt	—	(1,090,000)	(1,038,986)
Debt issuance costs paid	(2,505)	(7,229)	(151)
Payment to holders of claims under the Predecessor’s second lien notes	—	—	(30,000)
Distributions to unitholders	(18,717)	—	—
Other	(841)	—	(4,593)
Net cash used in financing activities – continuing operations	(511,088)	(1,061,405)	(437,730)
Net cash used in financing activities – discontinued operations	—	—	—
Net cash used in financing activities	(511,088)	(1,061,405)	(437,730)

Net decrease in cash, cash equivalents and restricted cash	(336,875)	(60,689)	(343,772)
Cash, cash equivalents and restricted cash:
Beginning	520,922	144,022	487,794
Ending	$184,047	$83,333	$144,022

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Unless otherwise indicated or the context otherwise requires, references herein to the “Company” refer (i) prior to the Spin-off (as defined below) to Linn Energy, Inc. (“Parent”) and its consolidated subsidiaries, and (ii) after the Spin-off, to Riviera Resources, Inc. (“Riviera”) and its consolidated subsidiaries.  Unless otherwise indicated or the context otherwise requires, references herein to “LINN Energy” refer to Linn Energy, Inc. and its consolidated subsidiaries.

In April 2018, the Parent announced its intention to separate Riviera from LINN Energy.  Following the Spin-off, Riviera is a new independent oil and natural gas company with a strategic focus on efficiently operating its mature low-decline assets, developing its growth-oriented assets, and returning capital to shareholders.

To effect the separation, the Parent and certain of its then direct and indirect subsidiaries undertook an internal reorganization (including the conversion of Riviera Resources, LLC from a limited liability company to a corporation named Riviera Resources, Inc.), following which Riviera holds, directly or through its subsidiaries, substantially all of the assets of LINN Energy, other than LINN Energy’s 50% equity interest in Roan Resources LLC (“Roan”).  A subsidiary of the Company held the equity interest in Roan until the Parent’s internal reorganization on July 25, 2018 (the “Reorganization Date”).  Following the internal reorganization, the Parent distributed all of the outstanding shares of Riviera common stock to the Parent’s shareholders on a pro rata basis (the “Spin-off”).  The Spin-off was completed on August 7, 2018.  Prior to the completion of the Spin-off, a then subsidiary of the Parent distributed $40 million to the Parent to pay the Parent’s obligations during the transition period under the TSA (as defined below).  Linn Energy, Inc. returned such $40 million to Riviera on September 24, 2018, which included approximately $7 million for the reimbursement of cash paid to settle the Parent’s restricted stock units (“LINN RSUs”) held by Riviera’s employees and approximately $1 million for the payment of income taxes on shares withheld from participants upon vesting (see Note 12).

Following the Spin-off, Riviera is an independent reporting company quoted for trading on the OTCQX Market under the ticker “RVRA,” and the Parent did not retain any ownership interest in Riviera.

On August 7, 2018, Riviera entered into a Transition Services Agreement (the “TSA”) with the Parent to facilitate an orderly transition following the Spin-off.  Pursuant to the TSA, Riviera agreed to provide the Parent with certain finance, financial reporting, information technology, investor relations, legal, payroll, tax and other services during the term of the TSA.  Riviera reimbursed the Parent for, or paid on the Parent’s behalf, all direct and indirect costs and expenses incurred by the Parent during the term of the TSA in connection with the fees for any such services.  The TSA terminated in accordance with its terms on September 24, 2018.

Prior to the Spin-off, the accompanying condensed consolidated and combined financial statements were prepared on a stand-alone basis and derived from Linn Energy, Inc.’s consolidated financial statements and accounting records for the periods presented as the Company was historically managed as a subsidiary of Linn Energy, Inc.  After the Spin-off, Riviera is an independent company.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

Nature of Business

The Company’s upstream reporting segment properties are currently located in six operating regions in the United States (“U.S.”): the Hugoton Basin, East Texas, North Louisiana, Michigan/Illinois, the Uinta Basin and the Mid-Continent.  The Blue Mountain reporting segment consists of the Cryo 1 gas plant system, which is comprised of the newly constructed cryogenic natural gas processing facility, a network of gathering pipelines and compressors located in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.  During 2018, the Company divested all of its properties located in the previous Permian Basin operating region.  During 2017, the Company divested all of its properties located in the previous California and South Texas operating regions.  The Company has classified the results of operations and cash flows of its California properties as discontinued operations on its consolidated and combined financial statements.  See Note 4 for additional information.

Historically, a subsidiary of the Company also owned a 50% equity interest in Roan.  The Company’s equity earnings (losses), consisting of its share of Roan’s earnings or losses, are included in the condensed consolidated financial statements through the Reorganization Date.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  As such, the Company has classified the investment and equity earnings (losses) in Roan as discontinued operations on its condensed consolidated financial statements.  See Note 4 for additional information.

Principles of Consolidation and Combination

The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission rules and regulations; as such, this report should be read in conjunction with the financial statements and notes for the year ended December 31, 2017, included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-225927).  The results reported in these unaudited condensed consolidated and combined financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The condensed consolidated and combined financial statements for Predecessor periods represent the results of operations of entities held by the Company after the Spin-off that were historically under common control of the Parent, which exclude Linn Acquisition Company, LLC (“LAC”) and Berry.  On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as standalone unaffiliated entities.  The condensed consolidated financial statements for the Successor period represent the financial position and results of operations of entities held by the Company after the Spin-off that were historically under the control of the Parent.  The Company presents its condensed consolidated and combined financial statements in accordance with U.S. GAAP.  The condensed consolidated and combined financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. Prior to the Spin-off, the condensed consolidated and combined financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations.  The condensed consolidated and combined financial statements for previous periods include certain reclassifications that were made to conform to current presentation.  Such reclassifications have no impact on previously reported net income (loss), stockholders’ equity, or cash flows.

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

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows.  The Company adopted this ASU on January 1, 2018, on a retrospective basis.  The adoption of this ASU resulted in the inclusion of restricted cash in the beginning and ending balances of cash on the statements of cash flows and disclosure reconciling cash and cash equivalents presented on the balance sheets to cash, cash equivalents and restricted cash on the statement of cash flows (see Note 15).

In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers (“ASC 606”).  The Company adopted this ASU on January 1, 2018, using the modified retrospective transition method.  Accordingly, the comparative information for the nine months ended September 30, 2017, has not been adjusted and continues to be reported under the previous revenue standard.  The adoption of this ASU impacted the Company’s gross revenues and expenses as reported on its condensed consolidated statements of operations (see below), and resulted in increased disclosures regarding the Company’s disaggregation of revenue (see Note 3).

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

The items discussed above impacted the Company’s reported “oil, natural gas and natural gas liquids sales,” “marketing revenues,” “other revenues,” “transportation expenses,” “marketing expenses” and “interest expense.”  The impact of adoption on the Company’s current period results is as follows:

	Three Months Ended September 30, 2018
	Under ASC 606	Under Prior Rule	Increase/ (Decrease)
	(in thousands)
Revenues:
Natural gas sales	$57,095	$57,231	$(136)
Oil sales	9,658	9,658	—
NGL sales	22,900	22,348	552
Total oil, natural gas and NGL sales	89,653	89,237	416
Marketing revenues	67,246	36,584	30,662
Other revenues	5,877	5,574	303
	162,776	131,395	31,381
Expenses:
Transportation expenses	22,304	21,888	416
Marketing expenses	63,149	32,487	30,662
Interest expense, net of amounts capitalized	594	512	82
Net loss	$(48,135)	$(48,356)	$221

	Nine Months Ended September 30, 2018
	Under ASC 606	Under Prior Rule	Increase/ (Decrease)
	(in thousands)
Revenues:
Natural gas sales	$174,085	$175,025	$(940)
Oil sales	66,273	66,273	—
NGL sales	73,175	72,570	605
Total oil, natural gas and NGL sales	313,533	313,868	(335)
Marketing revenues	156,480	90,105	66,375
Other revenues	18,158	17,250	908
	488,171	421,223	66,948
Expenses:
Transportation expenses	62,611	62,946	(335)
Marketing expenses	145,231	78,856	66,375
Interest expense, net of amounts capitalized	1,582	1,336	246
Net income	$30,001	$29,339	$662

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

Reorganization Items, Net

The Company incurred significant costs and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings.  Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined.  The following table summarizes the components of reorganization items included on the condensed consolidated and combined statements of operations:

	Successor
	Three Months Ended September 30,
	2018	2017
	(in thousands)

Legal and other professional fees	$(1,176)	$(2,549)
Other	(101)	(56)
Reorganization items, net	$(1,277)	$(2,605)

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$—	$3,914,964
Recognition of an additional claim for the Predecessor’s second lien notes settlement	—	—	(1,000,000)
Fresh start valuation adjustments	—	—	(591,525)
Income tax benefit related to implementation of the Plan	—	—	264,889
Legal and other professional fees	(4,383)	(8,247)	(46,961)
Terminated contracts	—	—	(6,915)
Other	(104)	18	(13,315)
Reorganization items, net	$(4,487)	$(8,229)	$2,521,137

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

Disaggregation of Revenue

The following tables present the Company’s disaggregated revenues by source and geographic area:

	Three Months Ended September 30, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$19,610	$105	$17,620	$37,335	$22,654	$5,832	$65,821
Mid-Continent	8,833	5,742	4,191	18,766	—	10	18,776
East Texas	11,906	957	850	13,713	258	5	13,976
Permian Basin	42	22	(367)	(303)	—	1	(302)
Michigan/Illinois	7,200	829	11	8,040	—	28	8,068
North Louisiana	6,019	863	473	7,355	437	1	7,793
Uinta Basin	3,485	1,140	122	4,747	—	—	4,747
Blue Mountain	—	—	—	—	43,897	—	43,897
Total	$57,095	$9,658	$22,900	$89,653	$67,246	$5,877	$162,776

	Nine Months Ended September 30, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$59,374	$3,075	$54,009	$116,458	$69,155	$17,966	$203,579
Mid-Continent	24,388	22,489	10,552	57,429	—	49	57,478
East Texas	39,343	3,388	3,169	45,900	761	13	46,674
Permian Basin	2,324	20,676	2,190	25,190	—	33	25,223
Michigan/Illinois	21,208	2,338	34	23,580	—	94	23,674
North Louisiana	18,437	3,912	540	22,889	709	4	23,602
Uinta Basin	9,011	10,395	2,681	22,087	—	(1)	22,086
Blue Mountain	—	—	—	—	85,855	—	85,855
Total	$174,085	$66,273	$73,175	$313,533	$156,480	$18,158	$488,171

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

The Company had trade accounts receivable related to revenue from contracts with customers of approximately $78 million and $117 million as of September 30, 2018, and December 31, 2017, respectively.

Performance Obligations

The majority of the Company’s sales are short-term in nature with a contract term of one year or less.  For those contracts, the Company utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Note 4 – Divestitures and Discontinued Operations

Divestitures – 2018

On April 10, 2018, the Company completed the sale of its conventional properties located in New Mexico.  Cash proceeds received from the sale of these properties were approximately $14 million, and the Company recognized a net gain of approximately $12 million.

On April 4, 2018, the Company completed the sale of its interest in properties located in the Altamont Bluebell Field in Utah (the “Altamont Bluebell Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $132 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $83 million.

On March 29, 2018, the Company completed the sale of its interest in conventional properties located in west Texas.  Cash proceeds received from the sale of these properties were approximately $107 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $54 million.

On February 28, 2018, the Company completed the sale of its Oklahoma waterflood and Texas Panhandle properties (the “Oklahoma and Texas Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $108 million (including a deposit of approximately $12 million received in 2017), net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $46 million.

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

Divestitures – 2017

On September 12, 2017, August 1, 2017, and July 31, 2017, the Company completed the sales of its interests in certain properties located in south Texas (the “South Texas Assets Sales”).  Combined cash proceeds received from the sale of these properties were approximately $49 million, net of costs to sell of approximately $1 million, and the Company recognized a combined net gain of approximately $14 million.

On August 23, 2017, July 28, 2017, and May 9, 2017, the Company completed the sales of its interests in certain properties located in Texas and New Mexico (the “Permian Assets Sales”).  Combined cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a combined net gain of approximately $29 million.

On June 30, 2017, the Company completed the sale of its interest in properties located in the Salt Creek Field in Wyoming to Denbury Resources Inc. (the “Salt Creek Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $75 million net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $33 million.

On May 31, 2017, the Company completed the sale of its interest in properties located in western Wyoming to Jonah Energy LLC (the “Jonah Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $560 million, net of costs to sell of approximately $6 million, and the Company recognized a net gain of approximately $272 million.

The gains on these divestitures are included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statements of operations and were included in the upstream reporting segment.

Discontinued Operations

On August 31, 2017, the Parent, through certain of its then subsidiaries, completed the transaction in which the Company and Citizen Energy II, LLC (“Citizen”) each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan (such contribution, the “Roan Contribution”), which was focused on the accelerated development of the Merge/SCOOP/STACK play.  In exchange for their respective contributions, a subsidiary of the Company and Citizen each received a 50% equity interest in Roan.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company used the equity method of accounting for its investment in Roan.  The Company’s equity earnings (losses) consisted of its share of Roan’s earnings or losses and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets.

As discussed above, historically, a subsidiary of the Company owned the equity interest in Roan.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  The carrying amount of the Company’s investment in Roan of approximately $458 million at December 31, 2017, was classified as discontinued operations on the condensed consolidated balance sheet.  The Company’s equity earnings (losses) in Roan were classified as discontinued operations on the condensed consolidated statements of operations.  No gain or loss was recognized for the distribution because the transaction was accounted for as an equity distribution to the Parent and is included in “net transfers to Parent” on the condensed consolidated statement of equity.

The following are summarized statements of operations information for Roan.

Summarized Roan Resources LLC Statements of Operations Information

	July 1, 2018 Through July 25, 2018	January 1, 2018 Through July 25, 2018	One Month Ended September 30, 2017
	(in thousands)

Revenues and other	$30,468	$176,341	$16,819
Expenses	19,433	150,096	12,145
Other income and (expenses)	(1,374)	(4,260)	(160)
Net income	$9,661	$21,985	$4,514

For the three months and nine months ended September 30, 2018, the Company recorded equity losses from its historical 50% interest in Roan of approximately $19 million and earnings of $16 million, respectively (net of income tax expense of approximately $25 million and $6 million, respectively).  For both the three months and seven months ended September 30, 2017, the Company’s equity earnings from its historical 50% interest in Roan was approximately $1 million (net of income tax expense of approximately $886,000).  The equity earnings and losses are included in “income (loss) from discontinued operations, net of income taxes” on the condensed consolidated statements of operations.

On July 31, 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin in California to Berry Petroleum Company, LLC (the “San Joaquin Basin Sale”).  Cash proceeds received from the sale of these properties were approximately $253 million, net of costs to sell of approximately $4 million, and the Company recognized a net gain of approximately $120 million.  The gain is included in “income (loss) from discontinued operations, net of income taxes” on the condensed consolidated statements of operations.

On July 21, 2017, the Company completed the sale of its interest in properties located in Los Angeles Basin in California to Bridge Energy LLC (the “Los Angeles Basin Sale”).  Cash proceeds received from the sale of these properties were approximately $93 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $2 million.  In addition, during August 2018, the company received an additional $7 million contingent payment related to the satisfaction of certain operational requirements resulting in a net gain of approximately $5 million.  The gains are included in “income (loss) from discontinued operations, net of income taxes” on the condensed consolidated statements of operations.

As a result of the Company’s strategic exit from California in 2017 (completed by the San Joaquin Basin Sale and the Los Angeles Basin Sale), the Company classified the results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated and combined financial statements.  The California properties were included in the upstream reporting segment.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables present summarized financial results of the Company’s California properties classified as discontinued operations on the condensed consolidated statements of operations:

	Successor		Predecessor
	Three Months Ended September 30, 2017	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Revenues and other	$6,048	$33,684	$14,891
Expenses	2,913	19,231	13,758
Other income and (expenses)	(750)	(3,541)	(1,681)
Income (loss) from discontinued operations before income taxes	2,385	10,912	(548)
Income tax expense	1,334	4,102	—
Income (loss) from discontinued operations, net of income taxes	$1,051	$6,810	$(548)

Other income and (expenses) includes an allocation of interest expense for the California properties which represents interest on debt that was required to be repaid as a result of the sales.  In addition, for both the three months and seven months ended September 30, 2017, the Company recognized a net gain on the sale of the California properties of approximately $76 million (net of income tax expense of approximately $46 million).  For both the three months and nine months ended September 30, 2018, the Company recognized a net gain of approximately $4 million (net of income tax expense of approximately $1 million) related to a contingent payment received during August 2018.

Note 5 – Oil and Natural Gas Properties

Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2018	December 31, 2017
	(in thousands)

Proved properties	$743,463	$904,390
Unproved properties	46,381	45,693
	789,844	950,083
Less accumulated depletion and amortization	(71,684)	(49,619)
	$718,160	$900,464

Note 6 – Debt

Riviera Credit Facility

On August 4, 2017, the Parent entered into a credit agreement with its then subsidiary Linn Energy Holdco II LLC (the “Borrower”), as borrower, Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

On April 30, 2018, the Parent entered into an amendment to the Riviera Credit Facility (the “Riviera Credit Facility Amendment”) which, among other things, modified the borrowing base and maximum borrowing commitment amount to $425 million.

As of September 30, 2018, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $391 million of available borrowing capacity (which includes a $34 million reduction for outstanding letters of credit).  As of October 31, 2018, total borrowings under the Riviera Credit Facility were $20 million and there was approximately $371 million of available borrowing capacity.  The maturity date is August 4, 2020.  In connection with the Spin-off and as required by the Riviera Credit Facility Amendment, Riviera executed a Joinder Agreement on August 7, 2018, whereby it assumed the obligations of the Parent under the Riviera Credit Facility.  Following the Spin-off, the Borrower is a subsidiary of Riviera.

Redetermination of the borrowing base under the Riviera Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October.  There was no change to the borrowing base as a result of the October 2018 redetermination.  At the Company’s election, interest on borrowings under the Riviera Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.50% to 3.50% per annum or the alternate base rate (“ABR”) plus an applicable margin ranging from 1.50% to 2.50% per annum, depending on utilization of the borrowing base.  Interest is generally payable in arrears quarterly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR, or if such interest period is longer than three months, at the end of the three month intervals during such interest period.  The Company is required to pay a commitment fee to the lenders under the Riviera Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.

The obligations under the Riviera Credit Facility are secured by mortgages covering approximately 85% of the total value of the proved reserves of the oil and natural gas properties of the Company and certain of its subsidiaries, along with liens on substantially all personal property of the Company and certain of its subsidiaries, and are guaranteed by the Company, and certain of its subsidiaries, subject to customary exceptions.  Under the Riviera Credit Facility, the Company is required to maintain (i) a maximum total net debt to last twelve months EBITDA ratio of 4.0 to 1.0, and (ii) a minimum adjusted current ratio of 1.0 to 1.0.

The Riviera Credit Facility also contains affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, mergers, consolidations and sales of assets, paying dividends or other distributions in respect of, or repurchasing or redeeming, the Company’s capital stock, making certain investments and transactions with affiliates.

The Riviera Credit Facility contains events of default and remedies customary for credit facilities of this nature.  Failure to comply with the financial and other covenants in the Riviera Credit Facility would allow the lenders, subject to customary cure rights, to require immediate payment of all amounts outstanding under the Riviera Credit Facility.

Blue Mountain Credit Facility

On August 10, 2018, Blue Mountain Midstream entered into a credit agreement with Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured revolving loan facility (the “Blue Mountain Credit Facility” and together with the Riviera Credit Facility, the “Credit Facilities”), providing for an initial borrowing commitment of $200 million.

Before Blue Mountain Midstream completes certain operational milestones (such completion of the operational milestones, the “Covenant Changeover Date”), a condition to any borrowing is that Blue Mountain Midstream’s consolidated total indebtedness to capitalization ratio (the “Debt/Cap Ratio”) be not greater than 0.35 to 1.00 upon giving effect to such borrowing.  As such, prior to the Covenant Changeover Date, the available borrowing capacity under the Blue Mountain Credit Facility may be less than the aggregate amount of the lenders’ commitments at such time.  On and after the Covenant Changeover Date, Blue Mountain Midstream will no longer have to comply with the Debt/Cap Ratio as a condition to

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

drawing and may borrow up to the total amount of the lenders’ aggregate commitments.  The Blue Mountain Credit Facility also provides for the ability to increase the aggregate commitments of the lenders to up to $400 million after the Covenant Changeover Date, subject to obtaining commitments for any such increase, which may result in an increase in Blue Mountain Midstream’s available borrowing capacity.  As of September 30, 2018, the Covenant Changeover Date has not occurred, there were no borrowings outstanding under the Blue Mountain Credit Facility and there was approximately $72 million of available borrowing capacity (which includes a $12 million reduction for outstanding letters of credit).  The Blue Mountain Credit Facility matures on August 10, 2023.

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

Note 7 – Derivatives

Commodity Derivatives

Historically, the Company has hedged a portion of its forecasted production to reduce exposure to fluctuations in oil and natural gas prices and provide long-term cash flow predictability to manage its business.  The Company also hedges its exposure to natural gas differentials in certain operating areas.

The Company has historically entered into commodity hedging transactions primarily in the form of swap contracts that are designed to provide a fixed price, collars and, from time to time, put options that are designed to provide a fixed price floor with the opportunity for upside.  The Company enters into these transactions with respect to a portion of its projected production to provide an economic hedge of the risk related to the future commodity prices received or paid.  The Company does not enter into derivative contracts for trading purposes.  The Company did not designate any of its contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 8 for fair value disclosures about oil and natural gas commodity derivatives.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents derivative positions for the periods indicated as of September 30, 2018:

	October 1 – December 31, 2018	2019	2020
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	17,572	22,265	—
Average price ($/MMBtu)	$3.02	$2.89	$—
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	147	401	183
Average price ($/Bbl)	$54.94	$64.52	$64.63
Natural gas basis differential positions: (1)
PEPL basis swaps:
Hedged volume (MMMBtu)	5,520	21,900	—
Hedge differential	$(0.66)	$(0.66)	$—
MichCon basis swaps:
Hedged volume (MMMBtu)	920	3,650	—
Hedge differential	$(0.20)	$(0.20)	$—
NGPL TXOK basis swaps:
Hedged volume (MMMBtu)	920	—	—
Hedge differential	$(0.19)	$—	$—
(1)	Settled or to be settled, as applicable, on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

In October 2018, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and collars for 2019 and basis swaps for 2019 and 2020.  During the nine months ended September 30, 2018, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for March 2018 through December 2019, natural gas fixed price swaps for January 2019 through December 2019 and oil fixed price swaps for January 2019 through December 2020.  During the seven months ended September 30, 2017, the Company entered into commodity derivative contracts consisting of oil fixed price swaps for January 2018 through December 2018 and natural gas fixed price swaps for January 2018 through December 2019.  The Company did not enter into any commodity derivative contracts during the two months ended February 28, 2017.

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

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

Balance Sheet Presentation

The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets.  The following table summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2018	December 31, 2017
	(in thousands)
Assets:
Commodity derivatives	$5,857	$22,589
Liabilities:
Commodity derivatives	$9,100	$25,443

By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  The Company’s counterparties are participants in its Credit Facilities.  The Credit Facilities are secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral.  The Company does not receive collateral from its counterparties.

The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $6 million at September 30, 2018.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Gains and Losses on Derivatives

Gains and losses on derivatives were net losses of approximately $3 million and $26 million for the three months and nine months ended September 30, 2018, respectively.  Gains and losses on derivatives were net losses of approximately $14 million for the three months ended September 30, 2017, and net gains of approximately $19 million and $93 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  Gains and losses on derivatives are reported on the condensed consolidated and combined statements of operations in “gains (losses) on oil and natural gas derivatives.”

The Company paid net cash settlements of approximately $304,000 and $25 million for the three months and nine months ended September 30, 2018, respectively.  The Company received net cash settlements of approximately $12 million and $20 million for the three months and seven months ended September 30, 2017, respectively, and paid net cash settlements of approximately $12 million for the two months ended February 28, 2017.

Note 8 – Fair Value Measurements on a Recurring Basis

The Company accounts for its commodity derivatives at fair value (see Note 7) on a recurring basis.  The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.  Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets.  Assumed credit

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

risk adjustments, based on published credit ratings and public bond yield spreads, are applied to the Company’s commodity derivatives.

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
	Level 2	Netting (1)	Total
		(in thousands)
Assets:
Commodity derivatives	$5,857	$(2,505)	$3,352
Liabilities:
Commodity derivatives	$9,100	$(2,505)	$6,595

	December 31, 2017
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$22,589	$(12,491)	$10,098
Liabilities:
Commodity derivatives	$25,443	$(12,491)	$12,952

(1)	Represents counterparty netting under agreements governing such derivatives.

Note 9 – Asset Retirement Obligations

The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations.  Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred.  The liabilities are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.  Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations.  The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate.  These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

In addition, there is insufficient information to reasonably determine the timing and/or method of settlement for purposes of estimating the fair value of the asset retirement obligation of Blue Mountain Midstream’s assets.  In such cases, asset retirement obligation cost is considered indeterminate because there is no data or information that can be derived from past practice, industry practice, management’s experience, or the asset’s estimated economic life.  Indeterminate asset retirement obligation costs associated with Blue Mountain Midstream will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2017	$164,553
Liabilities added from drilling	70
Liabilities associated with assets divested	(62,275)
Current year accretion expense	5,660
Settlements	(2,444)
Revisions of estimates	1,027
Asset retirement obligations at September 30, 2018	$106,591

Note 10 – Commitments and Contingencies

On May 11, 2016, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered the Confirmation Order.  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On the Effective Date, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order, including to potentially reopen the Chapter 11 cases if certain matters currently on appeal in the U.S. Court of Appeals for the Fifth Circuit are overturned, including the Default Interest Appeal as defined below.

The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates.  However, the Company is, and will continue to be until the final resolution of all claims, subject to certain contested matters and adversary proceedings stemming from the Chapter 11 proceedings, which are not affected by the closure of the LINN Debtors’ Chapter 11 cases.

In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million.  The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order.  On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest.  That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas affirmed the Bankruptcy Court’s ruling.  On April 30, 2018, the Bankruptcy Court approved the substitution of UMB Bank, National Association (“UMB Bank”) as successor to Wells Fargo as administrative agent under the Predecessor’s credit facility.  UMB Bank then immediately filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit from the decision by the U.S. District Court for the Southern District of Texas, which affirmed the decision of the Bankruptcy Court.  That appeal (“the Default Interest Appeal”) remains pending.

The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Except for in connection with its Chapter 11 proceedings, the Company made no significant payments to settle any legal, environmental or tax proceedings during the nine months ended September 30, 2018, or September 30, 2017.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 11 – Equity

Shares Issued and Outstanding

On August 7, 2018, upon completion of the Spin-off, there were 76,190,908 shares of Riviera’s common stock, par value $0.01 per share issued and outstanding.

As of September 30, 2018, there were 75,836,252 shares of common stock issued and outstanding.  An additional 486,913 unvested restricted stock units are issued and outstanding under the Company’s Omnibus Incentive Plan (see Note 12).

Share Repurchase Program

On August 16, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding shares of common stock.  In September 2018, the Company repurchased an aggregate of 354,656 shares of common stock at an average price of $21.24 per share for a total cost of approximately $8 million.  At October 31, 2018, approximately $92 million was available for share repurchase under the program.

In accordance with the SEC’s regulations regarding issuer tender offers, the Company’s share repurchase program was suspended concurrent with the September 24, 2018 announcement of the intent to commence a tender offer as discussed below.  The program may be resumed on or after November 13, 2018.

Any share repurchases are subject to restrictions in the Riviera Credit Facility.

Tender Offer

On September 24, 2018, the Company’s Board of Directors announced the intention to commence a tender offer to purchase $100 million of the Company’s common stock.  In October 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated September 25, 2018, the Company expanded the tender offer to repurchase an aggregate of 6,062,179 shares of common stock at a price of $22.00 per share for a total cost of approximately $133 million (excluding expenses of the tender offer).

Dividends

The Company is not currently paying a cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.

Note 12 – Share-Based Compensation

Riviera Omnibus Incentive Plan

In August 2018, the Company implemented the Riviera Resources, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which employees, consultants and non-employee directors of the Company and its affiliates are eligible to receive stock options, restricted stock, dividend equivalents, performance awards, other stock-based awards and other cash-based awards.

Pursuant to the Spin-off, on August 7, 2018, certain employees of the Company received 520,837 Riviera RSUs.  Such Riviera RSUs were originally granted as LINN RSUs pursuant to the Linn Energy, Inc. 2017 Omnibus Plan (the “LINN Incentive Plan”), and in connection with the Spin-off, the holders of such LINN RSUs received one Riviera RSU in respect of each such outstanding LINN RSU.

As of September 30, 2018, 486,913 shares were issuable under the Omnibus Incentive Plan pursuant to outstanding restricted stock units of the Company (“Riviera RSUs”).  The Committee (as defined in the Omnibus Incentive Plan) has broad

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

authority under the Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.  As of September 30, 2018, up to 3,468,915 shares of common stock were available for issuance under the Omnibus Incentive Plan.  If any stock option or other stock-based award granted under the Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award shall again be available for the purpose of awards under the Omnibus Incentive Plan.  If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Omnibus Incentive Plan.  Any award under the Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.

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

Blue Mountain Midstream Omnibus Incentive Plan

In July 2018, Blue Mountain Midstream adopted the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (the “BMM Incentive Plan”) pursuant to which employees, consultants and non-employee directors of Blue Mountain Midstream and its affiliates are eligible to receive unit options, restricted units, dividend equivalents, performance awards, other unit-based awards and other cash-based awards.  No awards have been granted under the BMM Incentive Plan.

Accounting for Share-Based Compensation

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

A summary of share-based compensation expenses included on the condensed consolidated and combined statements of operations is presented below:

	Three Months Ended
	September 30,
	2018	2017
	(in thousands)

General and administrative expenses (1)	$56,063	$6,277
Income tax benefit	$2,016	$3,157
(1)	The three months ended September 30, 2018, includes approximately $48 million recorded by the Parent prior to the Spin-off.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
General and administrative expenses (1)	$131,288	$25,876	$50,255
Income tax benefit	$8,748	$6,712	$5,170

(1)	The nine months ended September 30, 2018, includes approximately $123 million recorded by the Parent prior to the Spin-off.

During the nine months ended September 30, 2018, the Parent granted to certain employees 12,500 LINN RSUs with an aggregate grant date fair value of approximately $519,000.  The LINN RSUs were set to vest over three years.

Upon a participant’s termination of employment and/or service (as applicable), the Parent had the right (but not the obligation) to repurchase all or any portion of the shares of Class A common stock, par value $0.001 per share of Linn Energy, Inc. (“LINN Class A common stock”), acquired pursuant to an award at a price equal to the fair market value (as determined under the LINN Incentive Plan) of the shares of LINN Class A common stock to be repurchased, measured as of the date of the Parent’s repurchase notice.  During May 2018, the Parent began exercising its right to repurchase vesting awards under the LINN Incentive Plan, which modified all outstanding awards to liability classification.  For the nine months ended September 30, 2018, the Parent repurchased 302,410 LINN RSUs for a total cost of approximately $12 million pursuant to its right to repurchase vesting awards.

In April 2018, the Parent entered into agreements with each of its then serving executive officers, under which the Parent agreed, at the option of each officer, to repurchase certain of their LINN RSU awards and outstanding LINN Class A common stock.  Pursuant to those agreements immediately prior to the Spin-off, on August 7, 2018, the Parent repurchased an aggregate of 2,477,834 shares of LINN Class A common stock for a total cost of approximately $102 million.

For the three months and nine months ended September 30, 2018, the Parent paid approximately $6 million and $24 million for the payment of income taxes on 142,399 shares and 585,397 shares withheld from participants upon vesting of LINN RSUs.

In addition, in January 2018, the Parent’s board of directors’ compensation committee approved a one-time liquidity program under which the Parent agreed, at the option of the participant, to 1) settle all or a portion of an eligible participant’s LINN RSUs vesting on or before March 1, 2018, in cash, 2) repurchase all or a portion of any shares of LINN Class A common stock held by an eligible participant as a result of a prior vesting of restricted stock units, and/or 3) settle all or a portion of an eligible participant’s LINN RSUs vesting after March 1, 2018, upon involuntary termination of employment, in each case at an agreed upon price (the “Liquidity Program”).  Upon completion of the Spin-off, at the option of the participant, Riviera continued settling restricted stock units for cash under the Liquidity Program.  For the period from January 1, 2018 through August 7, 2018, the Parent settled 1,028,875 LINN RSUs in cash and repurchased 120,829 shares of LINN Class A common stock for approximately $45 million pursuant to the Liquidity Program.  In addition, for the period from August 8, 2018 through September 30, 2018, Riviera has repurchased 18,658 Riviera RSUs for a total cost of approximately $410,000 pursuant to the Liquidity Program.

At September 30, 2018, all outstanding share-based payment awards of the Company are liability classified.  The Company has recognized a liability of approximately $3 million related to awards required to be liability classified, included in “other accrued liabilities” on the condensed consolidated balance sheet and recorded incremental share-based compensation expense of approximately $29 million related to modifying the awards to liability classification.  In addition, all cash settlements of liability classified awards are classified as operating activites on the statement of cash flows.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

On August 2, 2018, the Parent’s board of directors authorized the termination of the LINN Incentive Plan following the settlement of all outstanding LINN RSUs and restricted common stock of the Parent.  In addition all remaining unvested LINN RSUs were vested upon the Spin-off, exclusive of the dividend of one Riviera RSU associated with each unvested LINN RSU, which Riviera RSUs remain outstanding and unvested under the Company’s Omnibus Incentive Plan.  For the period from August 8, 2018 through September 30, 2018, the Company settled 391,422 vested LINN RSUs in cash for approximately $7 million and approximately $1 million for the payment of income taxes on 50,537 shares withheld from participants upon vesting of LINN RSUs.  The LINN Incentive Plan terminated on September 17, 2018, following the settlement of all outstanding LINN RSUs and restricted common stock of the Parent.

Note 13 – Earnings Per Share

On August 7, 2018, the Parent distributed 76,190,908 shares of Riviera common stock to LINN Energy shareholders.  The Parent did not retain any ownership in Riviera.  Each shareholder of the Parent received one share of Riviera common stock for each share of LINN Class A common stock held by such shareholder of the Parent at the close of business on August 7, 2018, the record date.

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed by adjusting the average number of shares outstanding for the dilutive effect, if any, of potential common shares.  Basic and diluted earnings per share and the average number of shares outstanding were retrospectively restated for the number of shares of Riviera common stock outstanding immediately following the Spin-off and the same number of shares was used to calculate basic and diluted earnings per share in 2017 since there were no Riviera equity awards outstanding prior to the Spin-off.

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three Months Ended September 30,
	2018	2017
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$(33,236)	$43,606
Income (loss) from discontinued operations, net of income taxes	(14,899)	78,556
Net income (loss)	$(48,135)	$122,162
Income (loss) per share:
Income (loss) from continuing operations per share ‒ Basic	$(0.43)	$0.57
Income (loss) from continuing operations per share ‒ Diluted	$(0.43)	$0.57

Income (loss) from discontinued operations per share ‒ Basic	$(0.20)	$1.03
Income (loss) from discontinued operations per share ‒ Diluted	$(0.20)	$1.03

Net income (loss) per share ‒ Basic	$(0.63)	$1.60
Net income (loss) per share ‒ Diluted	$(0.63)	$1.60

Weighted average shares outstanding ‒ Basic	76,135	76,191
Dilutive effect of unit equivalents	—	—
Weighted average shares outstanding ‒ Diluted	76,135	76,191

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands, except per share amounts)
Income from continuing operations	$10,327	$265,943	$2,587,557
Income (loss) from discontinued operations, net of income taxes	19,674	84,315	(548)
Net income	$30,001	$350,258	$2,587,009
Income (loss) per share:
Income from continuing operations per share ‒ Basic	$0.13	$3.49	$33.96
Income from continuing operations per share ‒ Diluted	$0.13	$3.49	$33.96

Income (loss) from discontinued operations per share ‒ Basic	$0.26	$1.11	$(0.01)
Income (loss) from discontinued operations per share ‒ Diluted	$0.26	$1.11	$(0.01)

Net income per share ‒ Basic	$0.39	$4.60	$33.95
Net income per share ‒ Diluted	$0.39	$4.60	$33.95

Weighted average shares outstanding ‒ Basic	76,171	76,191	76,191
Dilutive effect of unit equivalents	347	—	—
Weighted average shares outstanding ‒ Diluted	76,518	76,191	76,191

The diluted earnings per share calculation excludes approximately 347,000 restricted stock units that were anti-dilutive for the three months ended September 30, 2018.  No restricted stock units were anti-dilutive for the nine months ended September 30, 2018.

Note 14 – Income Taxes

For periods prior to the Spin-off, income tax expense and deferred tax balances were calculated on a separate tax return basis although Riviera’s operations have historically been included in the tax returns filed by the Parent, of which Riviera’s business was a part.  Beginning August 8, 2018, as a stand-alone entity, Riviera will file tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those in the historical periods.

Amounts recognized as income taxes are included in “income tax expense (benefit),” as well as discontinued operations, on the condensed consolidated statements of operations.  The effective income tax rates were approximately 54% and 71% for the three months and nine months ended September 30, 2018, respectively, approximately 4% and 37% for the three months and seven months ended September 30, 2017, respectively, and zero for the two months ended February 28, 2017.  For the nine months ended September 30, 2018, the Company’s federal and state statutory rate net of the federal tax benefit was approximately 24%.  The increase in the effective tax rate in excess of the statutory rate is primarily due to non-deductible executive compensation prior to the Spin-off.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 15 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated and Combined Statements of Cash Flows

“Other current assets” reported on the condensed consolidated balance sheets include the following:

	September 30, 2018	December 31, 2017
	(in thousands)

Prepaids	$13,881	$43,150
Receivable from related party	—	23,163
Inventories	4,030	7,667
Other	1,777	2,703
Other current assets	$19,688	$76,683

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	September 30, 2018	December 31, 2017
	(in thousands)

Accrued compensation	$13,401	$29,089
Asset retirement obligations (current portion)	1,488	3,926
Deposits	4,936	15,349
Income taxes payable	—	7,009
Other	5,452	2,757
Other accrued liabilities	$25,277	$58,130

The following table provides a reconciliation of “cash and cash equivalents” reported on the condensed consolidated balance sheets to “cash, cash equivalents and restricted cash” reported on the condensed consolidated statement of cash flows:

	September 30, 2018	December 31, 2017
	(in thousands)

Cash and cash equivalents	$156,917	$464,477
Restricted cash	27,130	56,445
Cash, cash equivalents and restricted cash	$184,047	$520,922

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental disclosures to the condensed consolidated and combined statements of cash flows are presented below:

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash payments for interest, net of amounts capitalized	$—	$15,140	$17,651
Cash payments for income taxes	$—	$275	$—
Cash payments for reorganization items, net	$4,114	$10,802	$21,571

Noncash investing activities:
Accrued capital expenditures	$18,516	$42,388	$22,191

For purposes of the condensed consolidated and combined statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  At September 30, 2018, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $22 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items) and approximately $5 million related to deposits.  At December 31, 2017, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $36 million that will be used to settle certain claims in accordance with the Plan, approximately $15 million related to deposits and approximately $5 million for other items.

Note 16 – Related Party Transactions

Roan Resources LLC

On August 31, 2017, the Company completed the Roan Contribution.  In exchange for their respective contributions, the Company and Citizen each received a 50% equity interest in Roan.  Also on such date, Roan entered into a Master Services Agreement (the “MSA”) with Riviera Operating, pursuant to which Riviera Operating agreed to provide certain operating, administrative and other services in respect of the assets contributed to Roan during a transitional period.

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

For the three months and nine months ended September 30, 2018, the Company made natural gas purchases from Roan of approximately $34 million and $65 million, respectively, included in “marketing expenses” on the condensed consolidated statements of operations.  In addition, for the nine months ended September 30, 2018, the Company recognized service fees of $5 million under the MSA, as a reduction to general and administrative expenses.  At September 30, 2018, the Company had approximately $12 million due to Roan, associated with natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.  At December 31, 2017, the Company had approximately $23 million due from Roan, primarily associated with capital spending, included in “other current assets” and approximately $18 million due to Roan, primarily associated with joint interest billings and natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 17 – Segments

During the third quarter of 2018, the Company had two reporting segments: Upstream and Blue Mountain.  The upstream reporting segment was engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and consists of the Company’s properties in the Hugoton Basin, (including the Jayhawk natural gas processing plant, located in Kansas), East Texas, North Louisiana, Michigan/Illinois, the Uinta Basin and the Mid-Continent.  The Blue Mountain reporting segment was new for the second quarter of 2018 as a result of a change in the way the chief operating decision maker (“CODM”) assesses the Company’s results of operations following the hiring of a segment manager to lead the Blue Mountain reporting segment and the commissioning of the cryogenic natural gas processing facility during the second quarter of 2018.  The Blue Mountain reporting segment consists of the Cryo 1 gas plant system, which is comprised of the newly constructed cryogenic natural gas processing facility, a network of gathering pipelines and compressors located in the Merge/SCOOP/STACK play.  To assess the performance of the Company’s reporting segments, the CODM analyzes field level cash flow.  The Company defines field level cash flow as revenues less direct operating expenses.  Other indirect income (expenses) include “general and administrative expenses,” “exploration costs,” “depreciation, depletion and amortization,” “gains on sale of assets and other, net,” “other income and (expenses)” and “reorganization items, net.”  Prior period amounts are presented on a comparable basis.  In addition, information regarding total assets by reporting segment is not presented because it is not reviewed by the CODM.

The following tables present the Company’s financial information by reporting segment:

	Successor
	Three Months Ended September 30, 2018
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$89,653	$—	$—	$89,653
Marketing revenues	23,349	43,897	—	67,246
Other revenues	5,877	—	—	5,877
	118,879	43,897	—	162,776

Lease operating expenses	22,930	—	—	22,930
Transportation expenses	22,304	—	—	22,304
Marketing expenses	21,629	41,520	—	63,149
Taxes other than income taxes	6,904	237	21	7,162
Total direct operating expenses	73,767	41,757	21	115,545
Field level cash flow	$45,112	$2,140	(21)	47,231
Losses on oil and natural gas derivatives			(3,175)	(3,175)
Other indirect income (expenses)			(116,920)	(116,920)
Loss from continuing operations before income taxes				$(72,864)

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Successor
	Three Months Ended September 30, 2017
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$206,318	$—	$—	$206,318
Marketing revenues	36,565	1,928	—	38,493
Other revenues	6,368	—	—	6,368
	249,251	1,928	—	251,179

Lease operating expenses	61,272	—	—	61,272
Transportation expenses	34,541	—	—	34,541
Marketing expenses	32,812	1,287	—	34,099
Taxes other than income taxes	12,578	15	(225)	12,368
Total direct operating expenses	141,203	1,302	(225)	142,280
Field level cash flow	$108,048	$626	225	108,899
Losses on oil and natural gas derivatives			(14,497)	(14,497)
Other indirect income (expenses)			(49,150)	(49,150)
Income from continuing operations before income taxes				$45,252

	Successor
	Nine Months Ended September 30, 2018
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$313,533	$—	$—	$313,533
Marketing revenues	70,625	85,855	—	156,480
Other revenues	18,158	—	—	18,158
	402,316	85,855	—	488,171

Lease operating expenses	94,902	—	—	94,902
Transportation expenses	62,611	—	—	62,611
Marketing expenses	63,009	82,222	—	145,231
Taxes other than income taxes	21,812	714	203	22,729
Total direct operating expenses	242,334	82,936	203	325,473
Field level cash flow	$159,982	$2,919	(203)	162,698
Losses on oil and natural gas derivatives			(25,730)	(25,730)
Other indirect income (expenses)			(101,394)	(101,394)
Income from continuing operations before income taxes				$35,574

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Successor
	Seven Months Ended September 30, 2017
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$529,810	$—	$—	$529,810
Marketing revenues	49,838	4,116	—	53,954
Other revenues	14,787	—	—	14,787
	594,435	4,116	—	598,551

Lease operating expenses	156,959	—	—	156,959
Transportation expenses	85,652	—	—	85,652
Marketing expenses	41,325	2,289	—	43,614
Taxes other than income taxes	37,056	170	90	37,316
Total direct operating expenses	320,992	2,459	90	323,541
Field level cash flow	$273,443	$1,657	(90)	275,010
Gains on oil and natural gas derivatives			19,258	19,258
Other indirect income (expenses)			130,419	130,419
Income from continuing operations before income taxes				$424,687

	Predecessor
	Two Months Ended February 28, 2017
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$188,885	$—	$—	$188,885
Marketing revenues	5,999	637	—	6,636
Other revenues	9,915	—	—	9,915
	204,799	637	—	205,436

Lease operating expenses	49,665	—	—	49,665
Transportation expenses	25,972	—	—	25,972
Marketing expenses	4,602	218	—	4,820
Taxes other than income taxes	14,773	78	26	14,877
Total direct operating expenses	95,012	296	26	95,334
Field level cash flow	$109,787	$341	(26)	110,102
Gains on oil and natural gas derivatives			92,691	92,691
Other indirect income (expenses)			2,384,598	2,384,598
Income from continuing operations before income taxes				$2,587,391

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless otherwise indicated or the context otherwise requires, references herein to the “Company” refer (i) prior to the Spin-off (as defined below) to Linn Energy, Inc. (“Parent”) and its consolidated subsidiaries, and (ii) after the Spin-off, to Riviera Resources, Inc. (“Riviera”) and its consolidated subsidiaries.  Unless otherwise indicated or the context otherwise requires, references herein to “LINN Energy” refer to Linn Energy, Inc. and its consolidated subsidiaries.  References to “Successor” herein refer to the Company in periods subsequent to LINN Energy’s emergence from bankruptcy and references to “Predecessor” herein refer to the Company in periods prior to LINN Energy’s emergence from bankruptcy.

In April 2018, the Parent announced its intention to separate Riviera from LINN Energy.  Following the Spin-off, Riviera is a new independent oil and natural gas company with a strategic focus on efficiently operating its mature low-decline assets, developing its growth-oriented assets, and returning capital to shareholders.

To effect the separation, the Parent and certain of its then direct and indirect subsidiaries undertook an internal reorganization (including the conversion of Riviera Resources, LLC from a limited liability company to a corporation named Riviera Resources, Inc.), following which Riviera holds, directly or through its subsidiaries, substantially all of the assets of LINN Energy, other than LINN Energy’s 50% equity interest in Roan Resources LLC (“Roan”).  A subsidiary of the Company held the equity interest in Roan until the Parent’s internal reorganization on July 25, 2018 (the “Reorganization Date”).  Following the internal reorganization, the Parent distributed all of the outstanding shares of Riviera common stock to the Parent’s shareholders on a pro rata basis (the “Spin-off”).  The Spin-off was completed on August 7, 2018.  Prior to the completion of the Spin-off, a then subsidiary of the Parent distributed $40 million to the Parent to pay the Parent’s obligations during the transition period under the TSA (as defined below).  Linn Energy, Inc. returned such $40 million to Riviera on September 24, 2018, which included approximately $7 million for the reimbursement of cash paid to settle the Parent’s restricted stock units held by Riviera’s employees and approximately $1 million for the payment of income taxes on shares withheld from participants upon vesting (see Note 12).

Following the Spin-off, Riviera is an independent reporting company quoted for trading on the OTCQX Market under the ticker “RVRA,” and the Parent did not retain any ownership interest in Riviera.

On August 7, 2018, Riviera entered into a Transition Services Agreement (the “TSA”) with the Parent to facilitate an orderly transition following the Spin-off.  Pursuant to the TSA, Riviera agreed to provide the Parent with certain finance, financial reporting, information technology, investor relations, legal, payroll, tax and other services during the term of the TSA. Riviera reimbursed the Parent for, or paid on the Parent’s behalf, all direct and indirect costs and expenses incurred by the Parent during the term of the agreement in connection with the fees for any such services.  The TSA terminated in accordance with its terms on September 24, 2018.

During the reporting period, the Parent was a successor issuer of Linn Energy, LLC pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As discussed further in Note 2, on May 11, 2016 (the “Petition Date”), Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) and Berry Petroleum Company, LLC (“Berry” and collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16-60040.  During the pendency of the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  LINN Energy emerged from bankruptcy effective February 28, 2017 (the “Effective Date”).

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

The Blue Mountain reporting segment consists of the Cryo 1 gas plant system, which is comprised of the newly constructed cryogenic natural gas processing facility, a network of gathering pipelines and compressors located in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.

Historically, a subsidiary of the Company also owned a 50% equity interest in Roan.  The Company’s equity earnings (losses), consisting of its share of Roan’s earnings or losses, are included in the condensed consolidated financial statements through the Reorganization Date.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  As such, the Company has classified the investment and equity earnings (losses) in Roan as discontinued operations on its condensed consolidated financial statements.  See Note 4 for additional information.

During 2018, the Company divested all of its properties located in the previous Permian Basin operating region.  During 2017, the Company divested all of its properties located in the previous California and South Texas operating regions.  As a result of the Company’s strategic exit from California in 2017 (completed by the sale of its interest in properties located in the San Joaquin Basin and the Los Angeles Basin in California), the Company classified the results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated and combined financial statements.  See below and Note 4 for details of the Company’s divestitures.

For the three months ended September 30, 2018, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $90 million compared to $206 million or the three months ended September 30, 2017;
•	average daily production of approximately 302 MMcfe/d compared to 586 MMcfe/d for the three months ended September 30, 2017;
•	net loss of approximately $48 million compared to net income of $122 million for the three months ended September 30, 2017;
•	capital expenditures of approximately $34 million compared to $123 million for the three months ended September 30, 2017; and
•	24 wells drilled (all successful) compared to 22 wells drilled (all successful) for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, the Company’s results included the following:

•

oil, natural gas and NGL sales of approximately $314 million compared to $530 million and $189 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively;

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	average daily production of approximately 338 MMcfe/d compared to 664 MMcfe/d and 745 MMcfe/d for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively;
•	net income of approximately $30 million compared to $350 million and $2.6 billion for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively;
•

net cash used in operating activities from continuing operations of approximately $28 million compared to net cash provided by operating activities of approximately $138 million and $144 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively;

•	capital expenditures of approximately $143 million compared to $237 million and $46 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively; and
•	39 wells drilled (all successful) compared to 63 wells drilled (all successful) for the nine months ended September 30, 2017.

Predecessor and Successor Reporting

As a result of the application of fresh start accounting (see Note 2), the Company’s condensed consolidated and combined financial statements and certain note presentations are separated into two distinct periods, the period before the Effective Date (labeled Predecessor) and the period after that date (labeled Successor), to indicate the application of a different basis of accounting between the periods presented.  Despite this separate presentation, there was continuity of the Company’s operations.

Divestitures

Below are the Company’s completed divestitures in 2018:

On April 10, 2018, the Company completed the sale of its conventional properties located in New Mexico (the “New Mexico Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $14 million and the Company recognized a net gain of approximately $12 million.

On April 4, 2018, the Company completed the sale of its interest in properties located in the Altamont Bluebell Field in Utah (the “Altamont Bluebell Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $132 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $83 million.

On March 29, 2018, the Company completed the sale of its interest in conventional properties located in west Texas (the “West Texas Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $107 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $54 million.

On February 28, 2018, the Company completed the sale of its Oklahoma waterflood and Texas Panhandle properties (the “Oklahoma and Texas Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $108 million (including a deposit of approximately $12 million received in 2017), net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $46 million.

Construction of Cryogenic Plant

In August 2018, the Company’s Board of Directors approved Blue Mountain Midstream’s plan to initiate the engineering and design of a second cryogenic natural gas processing plant servicing the Merge/SCOOP/STACK play in central Oklahoma.  Management continues to perform the initial engineering and design evaluation to determine the ultimate size and timing based on the latest customer production forecast and ongoing business development activities.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

2018 Oil and Natural Gas Capital Budget

For 2018, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $190 million, including approximately $65 million related to its oil and natural gas capital program and approximately $125 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Financing Activities

Share Repurchase Program

On August 16, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding shares of common stock.  In September 2018, the Company repurchased an aggregate of 354,656 shares of common stock at an average price of $21.24 per share for a total cost of approximately $8 million.  At October 31, 2018, approximately $92 million was available for share repurchase under the program.

In accordance with the SEC’s regulations regarding issuer tender offers, the Company’s share repurchase program was suspended concurrent with the September 24, 2018 announcement of the intent to commence a tender offer as discussed below.  The program may be resumed on or after November 13, 2018.

Any share repurchases are subject to restrictions in the Company’s senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”).

Tender Offer

On September 24, 2018, the Company’s Board of Directors announced the intention to commence a tender offer to purchase $100 million of the Company’s common stock.  In October 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated September 25, 2018, the Company expanded the tender offer to repurchase an aggregate of 6,062,179 shares of common stock at a price of $22.00 per share for a total cost of approximately $133 million (excluding expenses of the tender offer).

Blue Mountain Credit Facility

On August 10, 2018, Blue Mountain Midstream entered into a credit agreement with Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured revolving loan facility (the “Blue Mountain Credit Facility” and together with Riviera Credit Facility, the “Credit Facilities”), providing for an initial borrowing commitment of $200 million.

Before Blue Mountain Midstream completes certain operational milestones (such completion of the operational milestones, the “Covenant Changeover Date”), a condition to any borrowing is that Blue Mountain Midstream’s consolidated total indebtedness to capitalization ratio (the “Debt/Cap Ratio”) be not greater than 0.35 to 1.00 upon giving effect to such borrowing.  As such, prior to the Covenant Changeover Date, the available borrowing capacity under the Blue Mountain Credit Facility may be less than the aggregate amount of the lenders’ commitments at such time.  On and after the Covenant Changeover Date, Blue Mountain Midstream will no longer have to comply with the Debt/Cap Ratio as a condition to drawing and may borrow up to the total amount of the lenders’ aggregate commitments.  The Blue Mountain Credit Facility also provides for the ability to increase the aggregate commitments of the lenders to up to $400 million after the Covenant Changeover Date, subject to obtaining commitments for any such increase, which may result in an increase in Blue Mountain Midstream’s available borrowing capacity.  As of September 30, 2018, the Covenant Changeover Date has not occurred, there were no borrowings outstanding under the Blue Mountain Credit Facility and there was approximately $72 million of available borrowing capacity (which includes a $12 million reduction for outstanding letters of credit).  The Blue Mountain Credit Facility matures on August 10, 2023.

Listing on the OTCQX Market

As a result of completing the Spin-off, the Company’s common stock began trading on the OTCQX market under the symbol “RVRA.”

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Commodity Derivatives

During the nine months ended September 30, 2018, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for March 2018 through December 2019, natural gas fixed price swaps for January 2019 through December 2019 and oil fixed price swaps for January 2019 through December 2020.  In April 2018, in connection with the closing of the Altamont Bluebell Assets Sale, the Company canceled its oil collars for 2018 and 2019.  The Company paid net cash settlements of approximately $20 million for the cancellations.

In October 2018, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and collars for 2019 and basis swaps for 2019 and 2020.  The following table summarizes derivative positions for the periods indicated as of October 31, 2018:

	November 1 – December 31, 2018	2019	2020
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	11,651	36,865	—
Average price ($/MMBtu)	$3.02	$2.88	$—
Collars (NYMEX Henry Hub):
Hedged volume (MMMBtu)	—	7,300	—
Average floor price	$—	$2.75	$—
Average ceiling price	$—	$3.00	$—
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	98	401	183
Average price ($/Bbl)	$54.95	$64.52	$64.63
Natural gas basis differential positions: (1)
PEPL basis swaps:
Hedged volume (MMMBtu)	3,660	25,550	—
Hedge differential	$(0.66)	$(0.64)	$—
MichCon basis swaps:
Hedged volume (MMMBtu)	610	7,300	3,660
Hedge differential	$(0.20)	$(0.19)	$(0.19)
NWPL basis swaps:
Hedged volume (MMMBtu)	—	3,650	—
Hedge differential	$—	$(0.61)	$—
NGPL TXOK basis swaps:
Hedged volume (MMMBtu)	610	—	—
Hedge differential	$(0.19)	$—	$—
(1)	Settled or to be settled, as applicable, on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

	Successor
	Three Months Ended September 30,
	2018	2017	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$57,095	$92,470	$(35,375)
Oil sales	9,658	74,384	(64,726)
NGL sales	22,900	39,464	(16,564)
Total oil, natural gas and NGL sales	89,653	206,318	(116,665)
Losses on oil and natural gas derivatives	(3,175)	(14,497)	11,322
Marketing and other revenues	73,123	44,861	28,262
	159,601	236,682	(77,081)
Expenses:
Lease operating expenses	22,930	61,272	(38,342)
Transportation expenses	22,304	34,541	(12,237)
Marketing expenses	63,149	34,099	29,050
General and administrative expenses (1)	90,931	30,035	60,896
Exploration costs	2,487	171	2,316
Depreciation, depletion and amortization	21,515	37,766	(16,251)
Taxes, other than income taxes	7,162	12,368	(5,206)
(Gains) losses on sale of assets and other, net	221	(25,896)	26,117
	230,699	184,356	46,343
Other income and (expenses)	(489)	(4,469)	3,980
Reorganization items, net	(1,277)	(2,605)	1,328
Income (loss) from continuing operations before income taxes	(72,864)	45,252	(118,116)
Income tax expense (benefit)	(39,628)	1,646	(41,274)
Income (loss) from continuing operations	(33,236)	43,606	(76,842)
Income (loss) from discontinued operations, net of income taxes	(14,899)	78,556	(93,455)
Net income (loss)	$(48,135)	$122,162	$(170,297)
(1)

General and administrative expenses for the three months ended September 30, 2018, and September 30, 2017, include approximately $56 million and $6 million, respectively, of share-based compensation expenses and approximately $8 million and $304,000, respectively of severance costs.  In addition, general and administrative expenses for the three months ended September 30, 2018, includes approximately $7 million of Spin-off related costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor
	Three Months Ended September 30,
	2018	2017	Variance
Average daily production:
Natural gas (MMcf/d)	243	368	(34%)
Oil (MBbls/d)	1.4	17.7	(92%)
NGL (MBbls/d)	8.4	18.5	(55%)
Total (MMcfe/d)	302	586	(48%)

Weighted average prices: (1)
Natural gas (Mcf)	$2.55	$2.73	(7%)
Oil (Bbl)	$72.89	$45.58	60%
NGL (Bbl)	$29.78	$23.18	28%

Average NYMEX prices:
Natural gas (MMBtu)	$2.90	$3.00	(3%)
Oil (Bbl)	$69.50	$48.20	44%

Costs per Mcfe of production:
Lease operating expenses	$0.83	$1.14	(27%)
Transportation expenses	$0.80	$0.64	25%
General and administrative expenses (2)	$3.27	$0.56	484%
Depreciation, depletion and amortization	$0.77	$0.70	10%
Taxes, other than income taxes	$0.26	$0.23	13%

Average daily production – discontinued operations:
Equity method investments ― Total (MMcfe/d) (3)	34	23	48%
California ― Total (MMcfe/d) (4)	—	8	(100%)
(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the three months ended September 30, 2018, and September 30, 2017, include approximately $56 million and $6 million, respectively, of share-based compensation expenses and approximately $8 million and $304,000, respectively of severance costs.  In addition, general and administrative expenses for the three months ended September 30, 2018, includes approximately $7 million of Spin-off related costs.

(3)

Represents the Company’s historical 50% equity interest in Roan.  Production of Roan for 2018 is for the period from July 1, 2018 through July 25, 2018.  Production of Roan for 2017 is for the period from September 1, 2017 through September 30, 2017.

(4)	Production of California properties is for the period from July 1, 2017 through July 31, 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Successor
	Three Months Ended September 30,
	2018	2017	Variance
	(in thousands)

Oil, natural gas and NGL sales	$89,653	$206,318	$(116,665)
Marketing and other revenues	29,226	42,933	(13,707)
	118,879	249,251	(130,372)

Lease operating expenses	22,930	61,272	(38,342)
Transportation expenses	22,304	34,541	(12,237)
Marketing expenses	21,629	32,812	(11,183)
Severance taxes and ad valorem taxes	6,904	12,578	(5,674)
Total direct operating expenses	73,767	141,203	(67,436)
Field level cash flow (1)	$45,112	$108,048	$(62,936)
(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $116 million or 57% to approximately $90 million for the three months ended September 30, 2018, from approximately $206 million for the three months ended September 30, 2017, due to lower production volumes as a result of divestitures completed in 2017 and 2018.  Lower natural gas prices resulted in a decrease in revenues of approximately $3 million.  Higher NGL and oil prices resulted in an increase in revenues of approximately $5 million and $4 million, respectively.

Average daily production volumes decreased to approximately 302 MMcfe/d for the three months ended September 30, 2018, from 586 MMcfe/d for the three months ended September 30, 2017.  Lower oil, natural gas and NGL production volumes resulted in a decrease in revenues of approximately, $69 million, $31 million and $22 million, respectively.

The following table sets forth average daily production by region:

	Successor
	Three Months Ended September 30,
	2018	2017	Variance
Average daily production (MMcfe/d):
Hugoton Basin	130	169	(39)	(23%)
Mid-Continent	56	93	(37)	(39%)
East Texas	47	50	(3)	(6%)
Michigan/Illinois	27	29	(2)	(5%)
North Louisiana	25	31	(6)	(21%)
Uinta Basin	17	160	(143)	(89%)
Permian Basin	—	43	(43)	(100%)
South Texas	—	11	(11)	(100%)
	302	586	(284)	(48%)

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

Marketing and Other Revenues

Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities.  Other revenues primarily include helium sales revenue.  Marketing and other revenues decreased by approximately $14 million or 32% to approximately $29 million for the three months ended September 30, 2018, from approximately $43 million for the three months ended September 30, 2017. The decrease was primarily due to lower revenues generated by the Jayhawk Plant, principally driven by a change in contract terms.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $38 million or 63% to approximately $23 million for the three months ended September 30, 2018, from approximately $61 million for the three months ended September 30, 2017.  The decrease was primarily due to the divestitures completed in 2017 and 2018 and reduced labor costs for field operations as a result of cost savings initiatives.  Lease operating expenses per Mcfe decreased to $0.83 per Mcfe for the three months ended September 30, 2018, from $1.14 per Mcfe for the three months ended September 30, 2017.

Transportation Expenses

Transportation expenses decreased by approximately $13 million or 35% to approximately $22 million for the three months ended September 30, 2018, from approximately $35 million for the three months ended September 30, 2017.  The decrease was due to reduced costs as a result of lower production volumes primarily as a result of the divestitures completed in 2017 and 2018.  Transportation expenses per Mcfe increased to $0.80 per Mcfe for the three months ended September 30, 2018, from $0.64 per Mcfe for the three months ended September 30, 2017.

Marketing Expenses

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $11 million or 34% to approximately $22 million for the three months ended September 30, 2018, from approximately $33 million for the three months ended September 30, 2017.  The decrease was primarily due to lower expenses associated with the Jayhawk Plant, principally driven by a change in contract terms.

Severance and Ad Valorem Taxes

	Successor
	Three Months Ended September 30,
	2018	2017	Variance
	(in thousands)

Severance taxes	$3,248	$7,610	$(4,362)
Ad valorem taxes	3,656	4,968	(1,312)
	$6,904	$12,578	$(5,674)

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2017 and 2018.

Field Level Cash Flow

Field level cash flow decreased by approximately $63 million or 58% to approximately $45 million for the three months ended September 30, 2018, from approximately $108 million for the three months ended September 30, 2017.  The decrease was primarily due to the divestitures completed in 2017 and 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Blue Mountain Reporting Segment

	Successor
	Three Months Ended September 30,
	2018	2017	Variance
	(in thousands)

Marketing revenues	$43,897	$1,928	$41,969

Marketing expenses	41,520	1,287	40,233
Severance taxes and ad valorem taxes	237	15	222
Total direct operating expenses	41,757	1,302	40,455
Field level cash flow (1)	$2,140	$626	$1,514
(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Marketing Revenues

Marketing revenues increased by approximately $42 million to approximately $44 million for the three months ended September 30, 2018, from approximately $2 million for the three months ended September 30, 2017.  The increase was due to higher throughput volumes sold related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018.  In addition, the Company implemented a new accounting standard related to revenues from contracts with customers adopted on January 1, 2018.  As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities.  This recognition results in an increase to revenues and expenses with no impact on net income.  See Note 1 for additional details of the revenue accounting standard.

Marketing Expenses

Marketing expenses increased by approximately $41 million to approximately $42 million for the three months ended September 30, 2018, from approximately $1 million for the three months ended September 30, 2017.  The increase was due to higher throughput volumes purchased related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018.  In addition, the Company implemented a new accounting standard related to revenues from contracts with customers adopted on January 1, 2018.  As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities.  This recognition results in an increase to revenues and expenses with no impact on net income.  See Note 1 for additional details of the revenue accounting standard.

Field Level Cash Flow

Field level cash flow increased by approximately $2 million primarily due to increased throughput volumes and the operations of the cryogenic natural gas processing facility during the third quarter of 2018.

Indirect Income and Expenses Not Allocated to Segments

Losses on Oil and Natural Gas Derivatives

Losses on oil and natural gas derivatives were approximately $3 million and $14 million for the three months ended September 30, 2018, and September 30, 2017, respectively, representing a variance of approximately $11 million.  Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased by approximately $61 million or 203% to approximately $91 million for the three months ended September 30, 2018, from approximately $30 million for the three months ended September 30, 2017.  The increase was primarily due to higher share-based compensation expenses, higher professional services expenses primarily related to the Spin-off, higher severance costs, accelerated rent expense and transition service fees received from Berry in the prior year, partially offset by lower salaries and benefits related expenses.  General and administrative expenses per Mcfe increased to $3.27 per Mcfe for the three months ended September 30, 2018, from $0.56 per Mcfe for the three months ended September 30, 2017.

For the professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”

Exploration Costs

Exploration costs increased by approximately $2 million to approximately $2 million for the three months ended September 30, 2018, from approximately $171,000 for the three months ended September 30, 2017.  The increase was primarily due to higher seismic data expenses in the Northwest STACK.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $16 million or 43% to approximately $22 million for the three months ended September 30, 2018, from approximately $38 million for the three months ended September 30, 2017.  The decrease was primarily due to lower total production volumes.  Depreciation, depletion and amortization per Mcfe increased to $0.77 per Mcfe for the three months ended September 30, 2018, from $0.70 per Mcfe for the three months ended September 30, 2017.

(Gains) Losses on Sale of Assets and Other, Net

During the three months ended September 30, 2017, the Company recorded the following net gains on divestitures (see Note 4):

•	Advisory fees of approximately $17 million associated with the Roan Contribution;
•	Net gain of approximately $25 million on the Permian Assets Sales; and
•	Net gain of approximately $14 million, including costs to sell of approximately $1 million, on the South Texas Assets Sales.

Other Income and (Expenses)

	Successor
	Three Months Ended September 30,
	2018	2017	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(594)	$(223)	$(371)
Other, net	105	(4,246)	4,351
	$(489)	$(4,469)	$3,980

Interest expense increased primarily due to higher amortization of financing fees.  For the three months ended September 30, 2018, and September 30, 2017, interest expense is primarily related to amortization of financing fees.  See “Debt” under “Liquidity and Capital Resources” below for additional details.  For the three months ended September 30, 2018, “other, net” is primarily related to interest income, partially offset by commitment fees for the undrawn portion of the Credit Facilities.  For the three months ended September 30, 2017, “other, net” is primarily related to the write-off of financing fees and commitment fees for the undrawn portion of the Riviera Credit Facility.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Reorganization Items, Net

The Company incurred significant costs and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings.  Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined.  The following table summarizes the components of reorganization items included on the condensed consolidated statements of operations:

	Successor
	Three Months Ended September 30,
	2018	2017
	(in thousands)

Legal and other professional fees	$(1,176)	$(2,549)
Other	(101)	(56)
Reorganization items, net	$(1,277)	$(2,605)

Income Tax Expense (Benefit)

The Company recognized an income tax benefit of approximately $40 million compared to income tax expense of $2 million for the three months ended September 30, 2018, and September 30, 2017, respectively.  The income tax benefit is primarily due to taxable losses partially offset by a decrease in the federal statutory income tax rate.

Income (Loss) from Discontinued Operations, Net of Income Taxes

As a result of the Company’s internal reorganization in connection with the Spin-off, the equity interest in Roan was distributed to the Parent on the Reorganization Date and is no longer affiliated with Riviera.  As such, the Company has classified the equity earnings in Roan as discontinued operations.  As a result of the Company’s strategic exit from California in 2017, the Company classified the results of operations of its California properties as discontinued operations.  In addition, in 2018, the Company recorded a gain of approximately $5 million for a contingent payment received related to the sale of its California properties.  Loss from discontinued operations, net of income taxes was approximately $15 million compared to income of $79 million for the three months ended September 30, 2018, and the three months ended September 30, 2017, respectively.  See Note 4 for additional information.

Net Income (Loss)

Net income decreased by approximately $170 million to a net loss of approximately $48 million for the three months ended September 30, 2018, from a net income of approximately $122 million the three months ended September 30, 2017.  The decrease was primarily due to lower production revenue and lower gains on sales of assets, partially offset by lower losses on commodity derivatives during the three months ended September 30, 2018.  See discussion above for explanations of variances.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

The following table reflects the Company’s results of operations for each of the Successor and Predecessor periods presented:

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Revenues and other:
Natural gas sales	$174,085	$241,021	$99,561
Oil sales	66,273	193,859	58,560
NGL sales	73,175	94,930	30,764
Total oil, natural gas and NGL sales	313,533	529,810	188,885
Gains (losses) on oil and natural gas derivatives	(25,730)	19,258	92,691
Marketing and other revenues (1)	174,638	68,741	16,551
	462,441	617,809	298,127
Expenses:
Lease operating expenses	94,902	156,959	49,665
Transportation expenses	62,611	85,652	25,972
Marketing expenses	145,231	43,614	4,820
General and administrative expenses (2)	228,105	74,703	71,745
Exploration costs	3,742	1,037	93
Depreciation, depletion and amortization	71,960	101,558	47,155
Taxes, other than income taxes	22,729	37,316	14,877
(Gains) losses on sale of assets and other, net	(208,009)	(333,720)	672
	421,271	167,119	214,999
Other income and (expenses)	(1,109)	(17,774)	(16,874)
Reorganization items, net	(4,487)	(8,229)	2,521,137
Income from continuing operations before income taxes	35,574	424,687	2,587,391
Income tax expense (benefit)	25,247	158,744	(166)
Income from continuing operations	10,327	265,943	2,587,557
Income (loss) from discontinued operations, net of income taxes	19,674	84,315	(548)
Net income	$30,001	$350,258	$2,587,009

(1)

Marketing and other revenues for the two months ended February 28, 2017, include approximately $6 million of management fee revenues recognized by the Company from Berry.  Management fee revenues are included in “other revenues” on the condensed consolidated statement of operations.

(2)

General and administrative expenses for the nine months ended September 30, 2018, the seven months ended September 30, 2017, and the two months ended February 28, 2017, include approximately $131 million, $26 million and $50 million, respectively, of share-based compensation expenses and approximately $26 million, $900,000 and $787,000, respectively, of severance costs.  General and administrative expenses for the nine months ended September 30, 2018, include approximately $8 million of Spin-off related costs.  In addition, general and administrative expenses for the two months ended February 28, 2017, include expenses incurred by LINN Energy associated with the operations of Berry.  On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
Average daily production:
Natural gas (MMcf/d)	249	414	495
Oil (MBbls/d)	3.9	19.8	20.2
NGL (MBbls/d)	11.0	21.8	21.4
Total (MMcfe/d)	338	664	745

Weighted average prices: (1)
Natural gas (Mcf)	$2.56	$2.72	$3.41
Oil (Bbl)	$62.55	$45.71	$49.16
NGL (Bbl)	$24.41	$20.32	$24.37

Average NYMEX prices:
Natural gas (MMBtu)	$2.90	$3.03	$3.66
Oil (Bbl)	$66.75	$48.45	$53.04

Costs per Mcfe of production:
Lease operating expenses	$1.03	$1.11	$1.13
Transportation expenses	$0.68	$0.60	$0.59
General and administrative expenses (2)	$2.47	$0.53	$1.63
Depreciation, depletion and amortization	$0.78	$0.72	$1.07
Taxes, other than income taxes	$0.25	$0.26	$0.34

Average daily production – discontinued operations:
Equity method investments ― Total (MMcfe/d) (3)	86	10	—
California ― Total (MMcfe/d) (4)	—	20	30
(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the nine months ended September 30, 2018, the seven months ended September 30, 2017, and the two months ended February 28, 2017, include approximately $131 million, $26 million and $50 million, respectively, of share-based compensation expenses and approximately $26 million, $900,000 and $787,000, respectively, of severance costs.  General and administrative expenses for the nine months ended September 30, 2018, include approximately $8 million of Spin-off related costs.  In addition, general and administrative expenses for the two months ended February 28, 2017, include expenses incurred by LINN Energy associated with the operations of Berry.  On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

(3)

Represents the Company’s historical 50% equity interest in Roan.  Production of Roan for 2018 is for the period from January 1, 2018 through July 25, 2018.  Production of Roan for 2017 is for the period from January 1, 2017 through September 30, 2017.

(4)	Production of California properties is for the period from January 1, 2017 through July 31, 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Oil, natural gas and NGL sales	$313,533	$529,810	$188,885
Marketing and other revenues	88,783	64,625	15,914
	402,316	594,435	204,799

Lease operating expenses	94,902	156,959	49,665
Transportation expenses	62,611	85,652	25,972
Marketing expenses	63,009	41,325	4,602
Severance taxes and ad valorem taxes	21,812	37,056	14,773
Total direct operating expenses	242,334	320,992	95,012
Field level cash flow (1)	$159,982	$273,443	$109,787
(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $405 million or 56% to approximately $314 million for the nine months ended September 30, 2018, from approximately $530 million and $189 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, due to lower production volumes as a result of divestitures completed in 2017 and 2018 partially offset by higher commodity prices.  Lower natural gas prices resulted in a decrease in revenues of approximately $22 million.  Higher oil and NGL prices resulted in an increase in revenues of approximately $17 million and $9 million, respectively.

Average daily production volumes decreased to approximately 338 MMcfe/d for the nine months ended September 30, 2018, from approximately 664 MMcfe/d and 745 MMcfe/d for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  Lower oil, natural gas and NGL production volumes resulted in a decrease in revenues of approximately $203 million, $144 million and $62 million, respectively.

The following table sets forth average daily production by region:

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
Average daily production (MMcfe/d):
Hugoton Basin	141	167	158
Mid-Continent	54	112	110
East Texas	50	51	52
Michigan/Illinois	28	29	29
North Louisiana	27	28	28
Uinta Basin	25	213	294
Permian Basin	13	45	49
South Texas	—	19	25
	338	664	745

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

Marketing and Other Revenues

Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities.  Other revenues primarily include management fee revenues recognized by the Company from Berry (in the Predecessor period) and helium sales revenue.  Marketing and other revenues increased by approximately $8 million or 10% to approximately $89 million for the nine months ended September 30, 2018, from approximately $65 million and $16 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The increase was primarily due to higher revenues generated by the Jayhawk Plant, principally driven by a change in contract terms, partially offset by management fee revenues from Berry included in the Predecessor period.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $112 million or 54% to approximately $95 million for the nine months ended September 30, 2018, from approximately $157 million and $50 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The decrease was primarily due to the divestitures completed in 2017 and 2018 and reduced labor costs for field operations as a result of cost savings initiatives.  Lease operating expenses per Mcfe decreased to $1.03 per Mcfe for the nine months ended September 30, 2018, from $1.11 per Mcfe and $1.13 per Mcfe for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.

Transportation Expenses

Transportation expenses decreased by approximately $49 million or 44% to approximately $63 million for the nine months ended September 30, 2018, from approximately $86 million and $26 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The decrease was due to reduced costs as a result of lower production volumes primarily as a result of the divestitures completed in 2017 and 2018.  Transportation expenses per Mcfe increased to $0.68 per Mcfe for the nine months ended September 30, 2018, from $0.60 per Mcfe and $0.59 per Mcfe for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.

Marketing Expenses

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses increased by approximately $17 million or 37% to approximately $63 million for the nine months ended September 30, 2018, from approximately $41 million and $5 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The increase was primarily due to higher expenses associated with the Jayhawk Plant, principally driven by a change in contract terms.

Severance and Ad Valorem Taxes

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Severance taxes	$10,391	$22,142	$9,107
Ad valorem taxes	11,421	14,914	5,666
	$21,812	$37,056	$14,773

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2017 and 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Field Level Cash Flow

Field level cash flow decreased by approximately $223 million to approximately $160 million for the nine months ended September 30, 2018, from approximately $273 million and $110 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The decrease was primarily due to the divestitures completed in 2017 and 2018.

Blue Mountain Reporting Segment

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Marketing revenues	$85,855	$4,116	$637

Marketing expenses	82,222	2,289	218
Severance taxes and ad valorem taxes	714	170	78
Total direct operating expenses	82,936	2,459	296
Field level cash flow (1)	$2,919	$1,657	$341
(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Marketing Revenues

Marketing revenues increased by approximately $81 million to approximately $86 million for the nine months ended September 30, 2018, from approximately $4 million and $637,000 for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The increase was due to higher throughput volumes sold related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018.  In addition, the Company implemented a new accounting standard related to revenues from contracts with customers adopted on January 1, 2018.  As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities.  This recognition results in an increase to revenues and expenses with no impact on net income.

Marketing Expenses

Marketing expenses increased by approximately $80 million to approximately $82 million for the nine months ended September 30, 2018, from approximately $2 million and $218,000 for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The increase was due to higher throughput volumes purchased related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018.  In addition, the Company implemented a new accounting standard related to revenues from contracts with customers adopted on January 1, 2018.  As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities.  This recognition results in an increase to revenues and expenses with no impact on net income.

Field Level Cash Flow

Field level cash flow increased by approximately $1 million primarily due to increased throughput volumes and the operations of the cryogenic natural gas processing facility during the third quarter of 2018.

Indirect Income and Expenses Not Allocated to Segments

Gains (Losses) on Oil and Natural Gas Derivatives

Gains and losses on oil and natural gas derivatives were losses of approximately $26 million for the nine months ended September 30, 2018, compared to gains of approximately $19 million and $93 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, representing a variance of approximately $138 million.  Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  In addition, general and administrative expenses in the Predecessor period includes costs incurred by LINN Energy associated with the operations of Berry.  General and administrative expenses increased by approximately $81 million or 56% to approximately $228 million for the nine months ended September 30, 2018, from approximately $75 million and $72 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The increase was primarily due to higher share-based compensation expenses, higher severance costs, transition service fees received from Berry in the prior year, higher professional services expenses primarily related to the Spin-off and accelerated rent expense, partially offset by lower salaries and benefits related expenses.  General and administrative expenses per Mcfe increased to $2.47 per Mcfe for the nine months ended September 30, 2018, from $0.53 per Mcfe and $1.63 per Mcfe for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.

For professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”

Exploration Costs

Exploration costs increased by approximately $3 million to approximately $4 million for the nine months ended September 30, 2018, from approximately $1 million and $93,000 for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The increase was primarily due to higher seismic data expenses in the Northwest STACK.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $77 million or 52% to approximately $72 million for the nine months ended September 30, 2018, from approximately $102 million and $47 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The decrease was primarily due to lower rates as a result of the application of fresh start accounting, as well as lower total production volumes.  Depreciation, depletion and amortization per Mcfe was $0.78 per Mcfe for the nine months ended September 30, 2018, compared to $0.72 per Mcfe and $1.07 per Mcfe for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.

(Gains) Losses on Sale of Assets and Other, Net

During the nine months ended September 30, 2018, the Company recorded the following amounts related to divestitures (see Note 4):

•	Net gain of approximately $12 million on the New Mexico Assets Sale;
•	Net gain of approximately $83 million, including costs to sell of approximately $2 million, on the Altamont Bluebell Assets Sale;
•	Net gain of approximately $54 million, including costs to sell of approximately $2 million, on the West Texas Assets Sale; and
•	Net gain of approximately $46 million, including costs to sell of approximately $1 million, on the Oklahoma and Texas Assets Sale.

During the seven months ended September 30, 2017, the Company recorded the following net gains on divestitures (see Note 4):

•	Advisory fees of approximately $17 million associated with the Roan Contribution;

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	Net gain of approximately $29 million on the Permian Assets Sales;
•	Net gain of approximately $14 million, including costs to sell of approximately $1 million on the South Texas Assets Sales;
•	Net gains of approximately $33 million, including costs to sell of approximately $1 million, on the Salt Creek Assets Sale, and
•	Net gain of approximately $272 million, including costs to sell of approximately $6 million, on the Jonah Assets Sale.

Other Income and (Expenses)

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Interest expense, net of amounts capitalized	$(1,582)	$(11,974)	$(16,725)
Other, net	473	(5,800)	(149)
	$(1,109)	$(17,774)	$(16,874)

Interest expense decreased primarily due to no outstanding debt during 2018, and lower amortization of financing fees.  For the two months ended February 28, 2017, contractual interest, which was not recorded, on the Predecessor’s senior notes was approximately $37 million.  For the nine months ended September 30, 2018, interest expense is primarily related to amortization of financing fees.  See “Debt” under “Liquidity and Capital Resources” below for additional details.  For the nine months ended September 30, 2018, “other, net” is primarily related to interest income, partially offset by commitment fees for the undrawn portion of the Credit Facilities.  For the seven months ended September 30, 2017, “other, net” is primarily related to commitment fees for the undrawn portion of the Riviera Credit Facility and the write-off of financing fees.

Reorganization Items, Net

The Company incurred significant costs and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings.  Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined.  The following table summarizes the components of reorganization items included on the condensed consolidated and combined statements of operations:

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$—	$3,914,964
Recognition of an additional claim for the Predecessor’s second lien notes settlement	—	—	(1,000,000)
Fresh start valuation adjustments	—	—	(591,525)
Income tax benefit related to implementation of the Plan	—	—	264,889
Legal and other professional fees	(4,383)	(8,247)	(46,961)
Terminated contracts	—	—	(6,915)
Other	(104)	18	(13,315)
Reorganization items, net	$(4,487)	$(8,229)	$2,521,137

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Income Tax Expense (Benefit)

The Successor was formed as a C corporation.  For federal and state income tax purposes (with the exception of the state of Texas), the Predecessor was a limited liability company treated as a partnership, in which income tax liabilities and/or benefits were passed through to the Predecessor’s unitholders.  Limited liability companies are subject to Texas margin tax.  In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes.  The Company recognized income tax expense of approximately $25 million for the nine months ended September 30, 2018, compared to income tax expense of approximately $159 million and an income tax benefit of approximately $166,000 for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The decrease is primarily due to a decrease in taxable earnings and a decrease in the federal statutory income tax rate.

Income (loss) from Discontinued Operations, Net of Income Taxes

As a result of the Company’s internal reorganization in connection with the Spin-off, the equity interest in Roan was distributed to the Parent on the Reorganization Date and is no longer affiliated with Riviera.  As such, the Company has classified the equity earnings in Roan as discontinued operations.  As a result of the Company’s strategic exit from California in 2017, the Company classified the results of operations of its California properties as discontinued operations.  In addition, in 2018, the Company recorded a gain of approximately $5 million for a contingent payment received related to the sale of its California properties.  Income from discontinued operations, net of income taxes was approximately $20 million, $84 million and a loss of $548,000 for the nine months ended September 30, 2018, the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  See Note 4 for additional information.

Net Income

Net income decreased by approximately $2.9 billion to approximately $30 million for the nine months ended September 30, 2018, from a net income of approximately $350 million and $2.6 billion for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The decrease was primarily due to gains included in reorganization items in the Predecessor period, lower production revenue, losses compared to gains on commodity derivatives and lower gains on sales of assets, partially offset by lower expenses.  See discussion above for explanations of variances.

Liquidity and Capital Resources

The Company’s sources of cash have primarily consisted of proceeds from its divestitures of oil and natural gas properties and net cash provided by operating activities.  As a result of divesting certain oil and natural gas properties during the nine months ended September 30, 2018, the Company received approximately $366 million in net cash proceeds.  The Company has also used its cash to fund capital expenditures, principally for the development of its oil and natural gas properties, and plant and pipeline construction, the Parent’s repurchases of LINN Energy, Inc. Class A common stock prior to the Spin-off, and repurchases of Riviera’s common stock subsequent to the Spin-off.  Based on current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations.

See below for details regarding capital expenditures for the periods presented:

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Oil and natural gas	$24,657	$168,446	$39,409
Plant and pipeline	117,419	63,923	4,990
Other	827	5,015	1,243
Capital expenditures, excluding acquisitions	$142,903	$237,384	$45,642
Capital expenditures, excluding acquisitions – discontinued operations	$—	$2,007	$436

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The decrease in capital expenditures was primarily due to lower oil and natural gas development activities, partially offset by higher plant and pipeline construction activities associated with Blue Mountain Midstream.  For 2018, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $190 million, including approximately $65 million related to its oil and natural gas capital program and approximately $125 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Net cash:
Net cash provided by (used in) operating activities	$(27,520)	$141,007	$152,714
Net cash provided by (used in) investing activities	201,733	859,709	(58,756)
Net cash used in financing activities	(511,088)	(1,061,405)	(437,730)
Net decrease in cash, cash equivalents and restricted cash	$(336,875)	$(60,689)	$(343,772)

Operating Activities

Cash used in operating activities was approximately $28 million for the nine months ended September 30, 2018, compared to cash provided by operating activities of approximately $141 million and $153 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  The decrease was primarily due to lower production related revenues principally due to lower production volumes and the cash settlement of liability classified share-based payment awards.

Investing Activities

The following provides a comparative summary of cash flow from investing activities:

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(172,353)	$(197,294)	$(58,006)
Proceeds from sale of properties and equipment and other	367,086	711,360	(166)
Net cash provided by (used in) investing activities – continuing operations	194,733	514,066	(58,172)
Net cash provided by (used in) investing activities – discontinued operations	7,000	345,643	(584)
Net cash provided by (used in) investing activities	$201,733	$859,709	$(58,756)

The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties and construction of Blue Mountain Midstream’s cryogenic natural gas processing facility.  Capital expenditures decreased primarily due to lower oil and natural gas capital spending, partially offset by higher spending on plant and pipeline construction related to Blue Mountain Midstream.  The Company made no material acquisitions of properties during the nine months ended September 30, 2018, or September 30, 2017.  The Company has classified the cash flows of its California properties as discontinued operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Proceeds from sale of properties and equipment and other for the nine months ended September 30, 2018, include cash proceeds received of approximately $109 million from the West Texas Assets Sale, approximately $97 million (excluding a deposit of approximately $12 million received in 2017) from the Oklahoma and Texas Assets Sale, approximately $134 million related to the Altamont Bluebell Assets Sale and approximately $14 million related to the New Mexico Assets Sale.  Proceeds from sale of properties and equipment and other for the seven months ended September 30, 2017, include cash proceeds received of approximately $50 million from the South Texas Assets Sales, approximately $31 million from the Permian Basin Asset Sales, approximately $76 million from the Salt Creek Assets Sale and approximately $566 million from the Jonah Assets Sale.  See Note 4 for additional details of divestitures.

Financing Activities

Cash used in financing activities was approximately $511 million for the nine months ended September 30, 2018, compared to approximately $1.1 billion and $438 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively.  During the nine months ended September 30, 2018, prior to the Spin-off the primary use of cash in financing activities was transfers to the Parent to fund repurchases of the Parent’s common stock and settlement of the Parent’s restricted stock units (see Note 12).  Since the Spin-off, the primary use of cash in financing activities was for repurchases of Riviera’s common stock.  During the seven months ended September 30, 2017, and the two months ended February 28, 2017, the primary use of cash in financing activities was for repayments of debt.

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Proceeds from borrowings:
Successor’s previous credit facility	$190,000	$—
	$190,000	$—
Repayments of debt:
Successor’s previous credit facility	$(790,000)	$—
Successor term loan	(300,000)	—
Predecessor’s credit facility	—	(1,038,986)
	$(1,090,000)	$(1,038,986)

On February 28, 2017, the Company canceled its obligations under the Predecessor’s credit facility and entered into the Successor’s previous credit facility, which was a net transaction and is reflected as such on the condensed consolidated and combined statement of cash flows.  In addition, in February 2017, the Company made a $30 million payment to holders of claims under the Predecessor’s second lien notes, and also issued 41,359,806 shares of the Parent’s Class A common stock to participants in the rights offerings extended by the Company to certain holders of claims arising under the Predecessor’s second lien notes and senior notes for net proceeds of approximately $514 million.

Debt

As of October 31, 2018, total borrowings under the Riviera Credit Facility were $20 million and there were no borrowings under the Blue Mountain Credit Facility.  As of October 31, 2018, there was approximately $371 million of available borrowing capacity under the Riviera Credit Facility (which includes a $34 million reduction for outstanding letters of credit) and approximately $72 million of available borrowing capacity under the Blue Mountain Credit Facility (which includes a $13 million reduction for outstanding letters of credit).

For additional information related to the Company’s debt, see Note 6.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Counterparty Credit Risk

The Company accounts for its commodity derivatives at fair value.  The Company’s counterparties are participants in the Credit Facilities.  The Credit Facilities are secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral.  The Company does not receive collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Dividends

The Company is not currently paying a cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.

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

Commitments and Contractual Obligations

The Company has asset retirement obligations, capital commitments, operating leases and commodity derivative liabilities that were summarized in the table of commitments and contractual obligations in the Registration Statement.  During the nine months ended September 30, 2018, the Company paid approximately $34 million of its capital commitments.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control.  These statements may include discussions about the Company’s:

•	business strategy;
•	acquisition and disposition strategy;
•	financial strategy;
•	ability to comply with the covenants with the Riviera Credit Facility and the Blue Mountain Credit Facility;
•	effects of legal proceedings;
•	drilling locations;
•	oil, natural gas and NGL reserves;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	capital expenditures;
•	economic and competitive advantages;
•	credit and capital market conditions;
•	regulatory changes;
•	lease operating expenses, general and administrative expenses and development costs;
•	future operating results;
•	plans, objectives, expectations and intentions; and
•	taxes.

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

At September 30, 2018, the fair value of fixed price swaps was a net liability of approximately $4 million.  A 10% increase in the NYMEX WTI oil and NYMEX Henry Hub natural gas prices above the September 30, 2018, prices would result in a net liability of approximately $18 million, which represents a decrease in the fair value of approximately $14 million; conversely, a 10% decrease in the NYMEX oil and Henry Hub natural gas prices below the September 30, 2018, prices would result in a net asset of approximately $11 million, which represents an increase in the fair value of approximately $15 million.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

In connection with the Spin-off, reductions in force during the third quarter of 2018 and re-organization of personnel, the Company updated its internal control over financial reporting, as necessary.  The Company does not believe this will have an adverse effect on its internal control over financial reporting.  There were no other changes in our internal control over financial reporting that occurred during the third quarter of 2018 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

On May 11, 2016, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered the Confirmation Order.  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order, including to potentially reopen the Chapter 11 cases if certain matters currently on appeal in the U.S. Court of Appeals for the Fifth Circuit are overturned, including the Default Interest Appeal as defined below.

The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates.  However, the Company is, and will continue to be until the final resolution of all claims, subject to certain contested matters and adversary proceedings stemming from the Chapter 11 proceedings, which are not affected by the closure of the LINN Debtors’ Chapter 11 cases.

In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million.  The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order.  On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest.  That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas affirmed the Bankruptcy Court’s ruling.  On April 30, 2018, the Bankruptcy Court approved the substitution of UMB Bank, National Association (“UMB Bank”) as successor to Wells Fargo as administrative agent under the Predecessor’s credit facility.  UMB Bank then immediately filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit from the decision by the U.S. District Court for the Southern District of Texas, which affirmed the decision of the Bankruptcy Court.  That appeal (“the Default Interest Appeal”) remains pending.

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

Issuer Purchases of Equity Securities

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds - Continued

The following sets forth information with respect to (i) the Company’s repurchase of shares of Linn Energy, Inc. Class A common stock on or prior to August 7, 2018, and (ii) the Company’s repurchases of shares of Riviera common stock during the third quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)

July 1 – 31	280,289	$40.30	280,289	$129,486
August – 31	2,477,834	$41.22	—	$100,000
September 1 – 30	354,656	$21.24	354,656	$92,459
Total	3,112,779	$38.86	634,945
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.Exhibits

Exhibit Number		Description

2.1	—	Separation and Distribution Agreement, dated August 7, 2018, between Linn Energy, Inc. and Riviera Resources, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 10, 2018)

3.1	—	Certificate of Conversion of Riviera Resources, LLC (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2018)

3.2	—	Certificate of Incorporation of Riviera Resources, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on August 7, 2018)

3.3	—	Bylaws of Riviera Resources, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on August 7, 2018)

10.1	—	Riviera Resources, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-8 filed August 7, 2018)

10.2	—	Form of Performance-Vesting Stock Unit Agreement pursuant to the Riviera Resources, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-8 filed August 7, 2018)

10.3	—	Form of Restricted Stock Unit Agreement pursuant to the Riviera Resources, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-8 filed August 7, 2018)

10.4	—	Form of Indemnity Agreement between Riviera Resources, Inc. and the directors and officers of Riviera Resources, Inc. (incorporated by reference to Exhibit 10.4 to Form S-8 filed August 7, 2018)

10.5	—

Tax Matters Agreement, dated August 7, 2018, between Linn Energy, Inc., Riviera Resources, Inc. and the subsidiaries of Riviera Resources, Inc. party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 10, 2018)

10.6	—	Transition Services Agreement, dated August 7, 2018, between Linn Energy, Inc. and Riviera Resources, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 10, 2018)

10.7	—	Registration Rights Agreement, dated as of August 7, 2018, among Riviera Resources, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 10, 2018)

10.8	—

Credit Agreement, dated as of August  10, 2018, among Blue Mountain Midstream LLC, as borrower, Royal Bank of Canada, as administrative agent and issuing bank, Citibank, N.A. and Capital One, National Association, as co-syndication agents, ABN AMRO Capital USA LLC and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 15, 2018)

10.9*	—	Second Amended and Restated Limited Liability Company Operating Agreement of Blue Mountain Midstream LLC, dated as of July 1, 2018

10.10*	—	Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan

10.11	—

Form of Performance-Vesting Security Unit Agreement pursuant to the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to Form S-1 filed on June 27, 2018)

10.12	—	Form of Restricted Security Unit Agreement pursuant to the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to Form S‑1 filed on June 27, 2018)

Item 6.Exhibits - Continued

Exhibit Number		Description

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA RESOURCES, INC.
(Registrant)

Date: November 8, 2018	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President, Finance, Administration and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)