Form 10-Q
period 2019-03-31
Riviera Resources, Inc.
filed 2019-05-09
CIK 1737204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of April 30, 2019, there were 65,441,848 shares of common stock, par value $0.01 per share, outstanding.

Title of each class	Trading symbols(s)	Name of exchange on which registered
None	None	None

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

MMcfe/d. MMcfe per day.

MMMBtu.  One billion British thermal units.

NGL.  Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$102,260	$18,529
Accounts receivable – trade, net	85,470	114,489
Derivative instruments	3,861	10,758
Restricted cash	26,721	31,248
Other current assets	19,290	26,721
Assets held for sale	—	38,396
Total current assets	237,602	240,141
Noncurrent assets:
Oil and natural gas properties (successful efforts method)	792,861	756,552
Less accumulated depletion and amortization	(103,955)	(93,507)
	688,906	663,045

Other property and equipment	629,312	606,244
Less accumulated depreciation	(72,043)	(62,368)
	557,269	543,876

Derivative instruments	2,024	4,603
Deferred income taxes	124,598	129,091
Other noncurrent assets	13,695	12,078
	140,317	145,772
Total noncurrent assets	1,386,492	1,352,693
Total assets	$1,624,094	$1,592,834
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$154,162	$159,228
Derivative instruments	5,579	4,719
Current portion of Mayzure Notes payable	10,658	—
Other accrued liabilities	18,028	34,474
Liabilities held for sale	—	3,725
Total current liabilities	188,427	202,146
Noncurrent liabilities:
Mayzure Notes payable, net	68,671	—
Credit facilities	14,500	24,500
Asset retirement obligations	104,658	103,814
Other noncurrent liabilities	5,689	—
Total noncurrent liabilities	193,518	128,314
Commitments and contingencies (Note 10)

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

(Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except share amounts)
Equity:
Preferred Stock ($0.01 par value, 30,000,000 shares authorized; no shares issued at March 31, 2019, or December 31, 2018)	—	—
Common Stock ($0.01 par value, 270,000,000 shares authorized; 66,791,031 shares and 69,197,284 shares issued at March 31, 2019, and December 31, 2018, respectively)	668	692
Additional paid-in capital	1,223,803	1,256,730
Retained earnings	17,678	4,952
Total equity	1,242,149	1,262,374
Total liabilities and equity	$1,624,094	$1,592,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$76,345	$136,876
Losses on commodity derivatives	(13,241)	(15,030)
Marketing revenues	67,347	46,267
Other revenues	6,003	5,894
	136,454	174,007
Expenses:
Lease operating expenses	24,052	47,884
Transportation expenses	19,150	19,094
Marketing expenses	53,389	41,755
General and administrative expenses	19,039	44,779
Exploration costs	1,238	1,202
Depreciation, depletion and amortization	21,772	28,465
Taxes, other than income taxes	6,300	8,452
Gains on sale of assets and other, net	(27,265)	(106,296)
	117,675	85,335
Other income and (expenses):
Interest expense, net of amounts capitalized	(971)	(404)
Other, net	(589)	(170)
	(1,560)	(574)
Reorganization items, net	—	(1,951)
Income from continuing operations before income taxes	17,219	86,147
Income tax expense	4,493	51,539
Income from continuing operations	12,726	34,608
Income from discontinued operations, net of income taxes	—	36,331
Net income	$12,726	$70,939
Income per share:
Income from continuing operations per share ‒ Basic	$0.18	$0.45
Income from continuing operations per share ‒ Diluted	$0.18	$0.45

Income from discontinued operations per share ‒ Basic	$—	$0.48
Income from discontinued operations per share ‒ Diluted	$—	$0.48

Net income per share ‒ Basic	$0.18	$0.93
Net income per share ‒ Diluted	$0.18	$0.93

Weighted average shares outstanding ‒ Basic	68,817	76,191
Weighted average shares outstanding ‒ Diluted	69,000	76,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2018	69,197	$692	$1,256,730	$4,952	$1,262,374
Net income		—	—	12,726	12,726
Repurchases of common stock	(2,488)	(25)	(34,412)	—	(34,437)
Issuance of common stock	82	1	1,485	—	1,486
March 31, 2019	66,791	$668	$1,223,803	$17,678	$1,242,149

Total Equity
(in thousands)

December 31, 2017	$2,339,046
Net income	70,939
Net transfers to Parent	(408,093)
March 31, 2018	$2,001,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flow from operating activities:
Net income	$12,726	$70,939
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(36,331)
Depreciation, depletion and amortization	21,772	28,465
Deferred income taxes	4,493	52,025
Total losses on derivatives, net	15,421	15,030
Cash settlements on derivatives	(5,085)	(4,494)
Share-based compensation expenses	4,236	17,037
Gains on sale of assets and other, net	(28,564)	(107,223)
Other	1,583	1,421
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	26,536	5,415
Decrease in other assets	9,257	12,002
Increase (decrease) in accounts payable and accrued expenses	(15,840)	13,802
Decrease in other liabilities	(8,857)	(17,222)
Net cash provided by operating activities	37,678	50,866
Cash flow from investing activities:
Development of oil and natural gas properties	(30,512)	(26,024)
Purchases of other property and equipment	(23,183)	(46,110)
Proceeds from sale of properties and equipment and other	60,141	232,394
Net cash provided by investing activities	6,446	160,260
Cash flow from financing activities:
Net transfers to Parent	—	(419,556)
Repurchases of shares	(34,130)	—
Proceeds from borrowings	96,225	—
Repayments of debt	(24,300)	—
Debt issuance costs paid	(2,715)	(26)
Distributions to unitholders	—	(8,007)
Net cash provided by (used in) financing activities	35,080	(427,589)
Net increase (decrease) in cash, cash equivalents and restricted cash	79,204	(216,463)
Cash, cash equivalents and restricted cash:
Beginning	49,777	520,922
Ending	$128,981	$304,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Following the Spin-off, Riviera is an independent oil and natural gas company with a strategic focus on efficiently operating its mature low-decline assets, developing its growth-oriented assets, and returning capital to shareholders.  Riviera is quoted for trading on the OTCQX Market under the ticker “RVRA,” and the Parent did not retain any ownership interest in the Company.

Prior to the Spin-off, the accompanying condensed consolidated financial statements were prepared on a stand-alone basis and derived from Linn Energy, Inc.’s consolidated financial statements and accounting records for the periods presented as the Company was historically managed as a subsidiary of Linn Energy, Inc.

Nature of Business

The Company’s upstream reporting segment properties are currently located in six operating regions in the United States (“U.S.”): the Hugoton Basin, East Texas, the Mid-Continent, Michigan/Illinois, North Louisiana and the Uinta Basin.  In addition, the Company’s upstream reporting segment contributed a term overriding royalty interest in helium produced from certain oil and natural gas properties in the Hugoton Basin (the “VPP Interests”) to Mayzure, LLC (“Mayzure”), a wholly owned subsidiary of the Company.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.  During 2018, the Company divested all of its properties located in the previous Permian Basin operating region.  See Note 3 for additional information.

Historically, a subsidiary of the Company also owned a 50% equity interest in Roan.  The Company’s equity earnings (losses), consisting of its share of Roan’s earnings or losses, are included in the condensed consolidated financial statements through the Reorganization Date.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  As such, the Company has classified the investment and equity earnings (losses) in Roan as discontinued operations on its condensed consolidated financial statements.  See Note 3 for additional information.

Principles of Consolidation and Reporting

The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10‑K for the year ended

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

December 31, 2018.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. Prior to the Spin-off, the condensed consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations.  The condensed consolidated financial statements for previous periods include certain reclassifications that were made to conform to current presentation.  Such reclassifications have no impact on previously reported net income (loss), stockholders’ equity, or cash flows.

Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  The estimates that are particularly significant to the financial statements include estimates of the Company’s reserves of oil, natural gas and natural gas liquids (“NGL”), future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations, certain revenues and operating expenses, and fair values of commodity derivatives.  In addition, as part of fresh start accounting, the Company made estimates and assumptions related to its reorganization value, liabilities subject to compromise, the fair value of assets and liabilities recorded as a result of the adoption of fresh start accounting and income taxes.

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

Recently Adopted Accounting Standard

In February 2016, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet.  The Company adopted this ASU effective January 1, 2019, using the modified retrospective effective date method and applied practical expedients which, among other things, allowed the Company to carryforward its historical lease classification, for the nonrecognition of short-term leases and for the combination of lease and non-lease components, by asset class.  The adoption of this ASU resulted in an increase in both assets and liabilities of approximately $1 million as of January 1, 2019, related to the Company’s leasing activities with no material impact to the statement of operations.

The Company’s leases primarily include buildings, office equipment, and field equipment.  The Company elected to combine lease and non-lease components for leases of office equipment and field equipment.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 2 – Revenues

Disaggregation of Revenue

The following tables present the Company’s disaggregated revenues by source and geographic area:

	Three Months Ended March 31, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$22,899	$376	$9,970	$33,245	$23,692	$5,968	$62,905
East Texas	11,486	852	603	12,941	1,089	2	14,032
Mid-Continent	4,736	2,967	2,438	10,141	—	11	10,152
Michigan/Illinois	7,089	650	10	7,749	—	20	7,769
Uinta Basin	6,441	86	5	6,532	—	—	6,532
North Louisiana	4,486	797	454	5,737	238	2	5,977
Blue Mountain	—	—	—	—	42,328	—	42,328
Total	$57,137	$5,728	$13,480	$76,345	$67,347	$6,003	$149,695

	Three Months Ended March 31, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$22,363	$2,732	$19,514	$44,609	$24,080	$5,831	$74,520
East Texas	14,776	1,340	1,306	17,422	36	5	17,463
Mid-Continent	7,933	11,867	3,054	22,854	—	14	22,868
Michigan/Illinois	6,472	710	11	7,193	—	29	7,222
Uinta Basin	3,380	7,370	1,358	12,108	—	(2)	12,106
North Louisiana	6,378	1,569	(436)	7,511	259	1	7,771
Permian Basin	2,026	20,108	3,045	25,179	—	16	25,195
Blue Mountain	—	—	—	—	21,892	—	21,892
Total	$63,328	$45,696	$27,852	$136,876	$46,267	$5,894	$189,037

Contract Balances

Under the Company’s product sales contracts, its customers are invoiced once the Company’s performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.

The Company had trade accounts receivable related to revenue from contracts with customers of approximately $73 million and $107 million as of March 31, 2019, and December 31, 2018, respectively.

Performance Obligations

The majority of the Company’s sales are short-term in nature with a contract term of one year or less.  For those contracts, the Company utilized the practical expedient in ASC 606-10-50-14 that exempts the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

For the Company’s product sales that have a contract term greater than one year, the Company utilized the practical expedient in ASC 606-10-50-14(A), which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.  Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Note 3 – Divestitures and Discontinued Operations

Divestiture – 2019

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma (the “Arkoma Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $65 million (including a deposit of approximately $5 million received in 2018), and the Company recognized a net gain of approximately $28 million.

The assets and liabilities associated with the Arkoma Assets Sale were classified as “held for sale” on the condensed consolidated balance sheet at December 31, 2018.

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheet:

December 31, 2018
(in thousands)
Assets:
Oil and natural gas properties	$38,083
Other property and equipment	152
Other	161
Total assets held for sale	$38,396
Liabilities:
Asset retirement obligations	$2,700
Other	1,025
Total liabilities held for sale	$3,725

Other assets primarily include inventories and other liabilities primarily include accounts payable.

Divestitures – 2018

On March 29, 2018, the Company completed the sale of its interest in conventional properties located in west Texas.  Cash proceeds received from the sale of these properties were approximately $108 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $53 million.

On February 28, 2018, the Company completed the sale of its Oklahoma waterflood and Texas Panhandle properties.  Cash proceeds received from the sale of these properties were approximately $112 million (including a deposit of approximately $12 million received in 2017), net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $48 million.

The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  The gains on these divestitures are included

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

in “gains on sale of assets and other, net” on the condensed consolidated statements of operations and were included in the upstream reporting segment.

Divestiture – Subsequent Event

On April 24, 2019, the Company signed a definitive agreement to sell its interest in certain non-operated properties located in the Hugoton Basin for a contract price of $31 million, subject to closing adjustments.  The sale is expected to close in the second quarter of 2019.

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

The Company used the equity method of accounting for its investment in Roan.  The Company’s equity earnings (losses) consisted of its share of Roan’s earnings or losses and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets and were classified as discontinued operations on the condensed consolidated statement of operations.

The following are summarized statement of operations information for Roan.

Summarized Roan Resources LLC Statement of Operations Information

Three Months Ended March 31, 2018
(in thousands)

Revenues and other	$101,084
Expenses	57,909
Other income and (expenses)	(1,799)
Net income	$41,376

For the three months ended March 31, 2018, the Company recorded equity earnings from its historical 50% interest in Roan of approximately $36 million (inclusive of an income tax benefit of approximately $11 million).  The equity earnings are included in “income from discontinued operations, net of income taxes” on the condensed consolidated statement of operations.

Note 4 – Equity

Share Repurchase Program

On August 16, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding shares of common stock.  During the three months ended March 31, 2019, the Company repurchased an aggregate of 2,495,975 shares of common stock at an average price of $13.80 per share for a total cost of approximately $34 million.  In addition, in April 2019, the Company repurchased 1,351,850 shares of common stock at an average price of $14.55 for a the total cost of approximately $20 million.  At April 30, 2019, approximately $28 million was available for share repurchases under the program.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Any share repurchases are subject to restrictions in the Riviera Credit Facility.

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

Note 5 – Oil and Natural Gas Properties

Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2019	December 31, 2018
	(in thousands)

Proved properties	$743,858	$709,053
Unproved properties	49,003	47,499
	792,861	756,552
Less accumulated depletion and amortization	(103,955)	(93,507)
	$688,906	$663,045

Note 6 – Debt

The following summarizes the Company’s outstanding debt:

	March 31, 2019	December 31, 2018
	(in thousands, except percentages)

Riviera Credit Facility (1)	$—	$20,000
Blue Mountain Credit Facility (2)	14,500	4,500
Mayzure Notes (3)	81,925	—
Net unamortized deferred financing fees	(2,596)	—
Total debt, net	93,829	24,500
Less current portion of Mayzure Notes	(10,658)	—
Total noncurrent debt, net	$83,171	$24,500

(1)	Variable interest rate of 5.0% at December 31, 2018.
(2)	Variable interest rate of 4.5% at both March 31, 2019, and December 31, 2018.
(3)	The Mayzure Notes are secured by Mayzure’s VPP interests, but Neither the Company, nor any of its subsidiaries other than Mayzure, have guaranteed the Mayzure Notes.

Fair Value

The Company’s debt is recorded at the carrying amount on the consolidated balance sheets.  The carrying amounts of the credit facilities and term loans approximate fair value because the interest rates are variable and reflective of market rates.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The fair value of the Company’s Mayzure Notes (as defined below) (which was estimated using a Level 2 fair value measurement) was approximately $83 million at March 31, 2019.

Riviera Credit Facility

Riviera’s credit agreement provides for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with $385 million in borrowing commitments at March 31, 2019.  In January 2019, in connection with the closing of the Arkoma Assets Sale, the maximum borrowing commitment was reduced from $425 million to $385 million.  In March 2019, the Company entered into an amendment to the Riviera Credit Facility to, among other things, allow for the issuance of the Mayzure Notes (as described below).  The amendment did not result in a change to the current borrowing commitment.

As of March 31, 2019, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $351 million of available borrowing capacity (which includes a $34 million reduction for outstanding letters of credit).  The maturity date is August 4, 2020.

Redetermination of the borrowing base under the Riviera Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. In April 2019, the Company completed its semi-annual redetermination, and the borrowing base was reduced from $385 million to $250 million.  As of April 30, 2019, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $216 million of available borrowing capacity (which includes a $34 million reduction for outstanding letters of credit.  Upon closing of the sale of certain non-operated properties in the Hugoton Basin the borrowing base will be reduced to $245 million.

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

The obligations under the Riviera Credit Facility are secured by mortgages covering approximately 85% of the total value of the proved reserves of the oil and natural gas properties of the Company and certain of its subsidiaries, along with liens on substantially all personal property of the Company and certain of its subsidiaries excluding Mayzure and Blue Mountain Midstream, and are guaranteed by the Company and certain of its subsidiaries, subject to customary exceptions.  Under the Riviera Credit Facility, the Company is required to maintain (i) a maximum total net debt to last twelve months EBITDA ratio of 4.0 to 1.0, and (ii) a minimum adjusted current ratio of 1.0 to 1.0.

The Riviera Credit Facility also contains affirmative and negative covenants, including compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, mergers, consolidations and sales of assets, paying dividends or other distributions in respect of, or repurchasing or redeeming, the Company’s capital stock, making certain investments and transactions with affiliates.

The Riviera Credit Facility contains events of default and remedies customary for credit facilities of this nature.  Failure to comply with the financial and other covenants in the Riviera Credit Facility would allow the lenders, subject to customary cure rights, to require immediate payment of all amounts outstanding under the Riviera Credit Facility.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Before Blue Mountain Midstream completed certain operational milestones (such completion of the operational milestones, the “Covenant Changeover Date”), a condition to any borrowing was that Blue Mountain Midstream’s consolidated total indebtedness to capitalization ratio (the “Debt/Cap Ratio”) be not greater than 0.35 to 1.00 upon giving effect to such borrowing.  As such, prior to the Covenant Changeover Date, the available borrowing capacity under the Blue Mountain Credit Facility was less than the aggregate amount of the lenders’ commitments at such time.  The Covenant Changeover Date occurred February 8, 2019, which increased the current borrowing availability to $200 million.  Blue Mountain Midstream no longer has to comply with the Debt/Cap Ratio as a condition to drawing and may borrow up to the total amount of the lenders’ aggregate commitments.  The Blue Mountain Credit Facility also provides for the ability to increase the aggregate commitments of the lenders to up to $400 million, subject to obtaining commitments for any such increase, which may result in an increase in Blue Mountain Midstream’s available borrowing capacity.  As of March 31, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were $14.5 million and there was approximately $174 million of available borrowing capacity (which includes a $12 million reduction for outstanding letters of credit).  The Blue Mountain Credit Facility matures on August 10, 2023.

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

The Blue Mountain Credit Facility also contains affirmative and negative covenants customary for credit facilities of this nature, including compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, budgets, maintenance and operation of property, restrictions on the incurrence of liens and indebtedness, mergers, consolidations and sales of assets and transactions with affiliates.

The Blue Mountain Credit Facility contains events of default and remedies customary for credit facilities of this nature.  If Blue Mountain Midstream does not comply with the covenants in the Blue Mountain Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Blue Mountain Credit Facility.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Mayzure Notes

In March 2019, Riviera contributed the VPP Interests to Mayzure.  On March 20, 2019, Mayzure issued 5.16% senior secured notes in the amount of approximately $82 million, due September 20, 2028 (the “Mayzure Notes”), which are secured by the VPP interests.  Neither Riviera Resources, Inc., nor any of its subsidiaries other than Mayzure, have guaranteed the Mayzure Notes.  In consideration for the distribution of the VPP Interests, Mayzure contributed the net proceeds from the issuance of the Mayzure Notes to Riviera.  Financing fees and expenses of approximately $3 million incurred in connection with the Mayzure Notes will be amortized over the life of the Mayzure Notes.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statement of operations.  Principal and interest under the Mayzure Notes are payable on a monthly basis commencing April 20, 2019, as a volumetric production payment from the VPP Interests.  In accordance with the terms of the Mayzure Notes, the Company made a principal repayment of approximately $1 million in April 2019.

Note 7 – Derivatives

Commodity Derivatives

Historically, the Company has hedged a portion of its forecasted production to reduce exposure to fluctuations in oil and natural gas prices and provide long-term cash flow predictability to manage its business.  The Company also hedges its exposure to natural gas differentials in certain operating areas.  In addition, the Company hedges purchase costs and margins of its Blue Mountain Midstream business.

The Company enters into commodity hedging transactions primarily in the form of fixed price swap contracts that are designed to provide a fixed price, collars, basis swaps, margin spreads and, from time to time, put options that are designed to provide a fixed price floor with the opportunity for upside.  The Company enters into these transactions with respect to a portion of its projected production to provide an economic hedge of the risk related to the future commodity prices received or paid.  The Company does not enter into derivative contracts for trading purposes.  The Company did not designate any of its contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 8 for fair value disclosures about commodity derivatives.

The following table presents derivative positions for the periods indicated as of March 31, 2019:

	2019	2020
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	42,900	10,980
Average price ($/MMBtu)	$2.88	$2.82
Collars (NYMEX Henry Hub):
Hedged volume (MMMBtu)	5,500	—
Average floor price ($/MMBtu)	$2.75	$—
Average ceiling price ($/MMBtu)	$3.00	$—
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	302	183
Average price ($/Bbl)	$64.52	$64.63
Natural gas basis differential positions: (1)
PEPL basis swaps:
Hedged volume (MMMBtu)	19,250	7,320
Hedge differential	$(0.64)	$(0.45)

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	2019	2020
MichCon basis swaps:
Hedged volume (MMMBtu)	5,500	3,660
Hedge differential ($/MMBtu)	$(0.19)	$(0.19)
NWPL basis swaps:
Hedged volume (MMMBtu)	2,750	—
Hedge differential ($/MMBtu)	$(0.61)	$—
Enable basis swaps:
Hedged volume (MMMBtu)	1,375	—
Hedge differential ($/MMBtu)	$(0.23)	$—
Southern Star basis swaps:
Hedged volume (MMMBtu)	1,375	—
Hedge differential ($/MMBtu)	$(0.57)	$—
NGL Positions:
Fixed price swap (Mont Belvieu ethane):
Hedged volume (gallons in thousands)	34,650	—
Average price ($/gallon)	$0.34	$—
Fixed price swap (Mont Belvieu propane):
Hedged volume (gallons in thousands)	11,550	—
Average price ($/gallon)	$0.68	$—
Margin spread (Mont Belvieu propane and Conway propane):
Hedged volume (gallons in thousands)	17,325	—
Average price ($/gallon)	$(0.07)	$—
Margin spread (Mont Belvieu natural gas and Conway natural gas):
Hedged volume (gallons in thousands)	17,325	—
Average price ($/gallon)	$(0.09)	$—
(1)	Settled or to be settled, as applicable, on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

During the three months ended March 31, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and natural gas basis swaps for 2020.  During the three months ended March 31, 2018, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for March 2018 through December 2018 and natural gas fixed price swaps for January 2019 through December 2019.

The natural gas derivatives are settled based on the closing price of NYMEX Henry Hub natural gas on the last trading day for the delivery month, which occurs on the third business day preceding the delivery month, or the relevant index prices of natural gas published in Inside FERC’s Gas Market Report on the first business day of the delivery month.  The oil derivatives are settled based on the average closing price of NYMEX WTI crude oil for each day of the delivery month.  The NGL derivatives are settled based on the average effective price of natural gas liquids for each day of the delivery month, published in the issue of Oil Price Information Service.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Balance Sheet Presentation

The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the consolidated balance sheets.  See Note 8 for fair value disclosures about commodity derivatives.  The following table summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2019	December 31, 2018
	(in thousands)
Assets:
Commodity derivatives	$11,762	$21,851
Liabilities:
Commodity derivatives	$11,456	$11,209

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

The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $12 million at March 31, 2019.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Gains and Losses on Derivatives

A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Losses on commodity derivatives	$(13,241)	$(15,030)
Marketing expenses	(2,180)	—
Losses on commodity derivatives	$(15,421)	$(15,030)

The Company paid net cash settlements of approximately $5 million and $4 million for the three months March 31, 2019, and March 31, 2018, respectively.

Note 8 – Fair Value Measurements on a Recurring Basis

The Company accounts for its commodity derivatives at fair value (see Note 7 for additional information) on a recurring basis.  The Company determines the fair value of its commodity derivatives utilizing pricing models that use a variety of

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

techniques, including market quotes and pricing analysis.  Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.  Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets.  Assumed credit risk adjustments, based on published credit ratings and public bond yield spreads, are applied to the Company’s commodity derivatives.

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
	Level 2	Netting (1)	Total
		(in thousands)
Assets:
Commodity derivatives	$11,762	$(5,877)	$5,885
Liabilities:
Commodity derivatives	$11,456	$(5,877)	$5,579

	December 31, 2018
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$21,851	$(6,490)	$15,361
Liabilities:
Commodity derivatives	$11,209	$(6,490)	$4,719

(1)	Represents counterparty netting under agreements governing such derivatives.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

obligation costs associated with Blue Mountain Midstream will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods.

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2018	$105,259
Liabilities added from drilling	130
Liabilities associated with assets divested	(396)
Current year accretion expense	1,542
Settlements	(432)
Asset retirement obligations at March 31, 2019	$106,103

Note 10 – Commitments and Contingencies

On May 11, 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) and Berry Petroleum Company, LLC (“Berry” and collectively with the LINN Debtors, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered an order approving and confirming the plan (the “Plan”) of reorganization of the Debtors (the “Confirmation Order”).  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order, including to potentially reopen the Chapter 11 cases if certain matters currently on appeal in the U.S. Court of Appeals for the Fifth Circuit are overturned, including the Default Interest Appeal (as defined below).

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

On March 17, 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under Linn Energy, Inc.’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million.  The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order.  On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest.  That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas affirmed the Bankruptcy Court’s ruling.  On April 30, 2018, the Bankruptcy Court approved the substitution of UMB Bank, National Association (“UMB Bank”) as successor to Wells Fargo as administrative agent under Linn Energy, Inc.’s credit facility.  UMB Bank then immediately filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit from the decision by the U.S. District Court for the Southern District of Texas, which affirmed the decision of the Bankruptcy Court.  The U.S. Court of Appeals for the Fifth Circuit heard oral arguments on February 6, 2019.  That appeal (“the Default Interest Appeal”) remains pending.

The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Except for in connection with its Chapter 11 proceedings, the Company made no significant payments to settle any legal, environmental or tax proceedings during the three months ended March 31, 2019, or March 31, 2018.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Note 11 – Operating Leases

Lessee

The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2022.  During the three months ended March 31, 2019, the Company recorded lease expenses of approximately $1.1 million.  As of March 31, 2019, the right of use lease liability was approximately $2 million using a discount rate of approximately 5.0% based on the incremental borrowing rate under the Riviera Credit Facility (as defined in Note 6) and a weighted average remaining term of approximately one year.

As of March 31, 2019, future minimum lease payments were as follows (in thousands):

2019	$3,706
2020	506
2021	45
2022	4
2023	—
Thereafter	—
$4,261

Lessor

The Company leases a building located in Oklahoma to Roan and to a third party under lease agreements expiring on 2020 and 2023, with the option to extend the lease.  We determine if an arrangement is a lease at inception.  None of our leases allow the lessee to purchase the leased asset.

Lease income for the three months ended March 31, 2019, totaled approximately $320,000, not including amounts of variable lease payments that is excluded from the table below as the amounts cannot be reasonably estimated for future periods.

As of March 31, 2019, future minimum lease revenues were as follows (in thousands):

2019	$1,501
2020	2,124
2021	2,043
2022	2,133
2023	358
Thereafter	—
$8,159

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to the Spin-off, on August 7, 2018, certain employees of the Company received 520,837 restricted stock units of the Company (“Riviera Legacy RSUs”).  Such Riviera Legacy RSUs were originally granted as LINN RSUs pursuant to the Linn Energy, Inc. 2017 Omnibus Plan, and in connection with the Spin-off, the holders of such LINN RSUs were issued one Riviera RSU in respect of each such outstanding LINN RSU.

As of March 31, 2019, 2,628,419 shares were issuable under the Riviera Omnibus Incentive Plan pursuant to outstanding Riviera RSUs, including (i) 231,364 Riviera Legacy RSUs, (ii) 497,899 restricted stock units of the Company granted to certain employees of the Company (the “Restricted Shares” and together with Riviera Legacy RSUs, the “Riviera RSUs”), (iii) 1,899,156 restricted stock units of the Company granted as performance units to certain employees of the Company (the “Riviera Performance Shares”) that, in the case of the Performance Shares, vest, if at all, based on the achievement of certain performance conditions specified in the award agreements.

The Committee (as defined in the Riviera Omnibus Incentive Plan) has broad authority under the Riviera Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.  As of March 31, 2019, up to 1,245,486 shares of common stock were available for issuance under the Riviera Omnibus Incentive Plan within the share reserve established under the Riviera Omnibus Incentive Plan, 10,160 of which the Committee has designated for issuance as Restricted Shares and 38,752 of which the Committee has designated for issuance as Performance Shares.  If any stock option or other stock-based award granted under the Riviera Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award shall again be available for the purpose of awards under the Riviera Omnibus Incentive Plan.  If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the Riviera Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Riviera Omnibus Incentive Plan.  Any award under the Riviera Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.

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

Blue Mountain Midstream Omnibus Incentive Plan

Blue Mountain Midstream is governed by its Second Amended and Restated Limited Liability Operating Agreement (as amended the “BMM LLC Agreement”), which provides for two classes of membership units: Class A Units, of which 100% are held by Linn Holdco II (a wholly owned subsidiary of Riviera) and Class B Units.  Pursuant to the BMM LLC Agreement, Blue Mountain Midstream has the authority to issue an unlimited number of Class A Units and up to 58,750 Class B Units.  As of March 31, 2019, Blue Mountain Midstream has issued 701,350 Class A Units and no Class B Units.

In July 2018, Blue Mountain Midstream adopted the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (the “BMM Incentive Plan”) pursuant to which employees and consultants of Blue Mountain Midstream and its affiliates are eligible to receive unit options, restricted units, dividend equivalents, performance awards, other unit-based awards and other cash-based awards.  The Committee (as defined in the BMM Incentive Plan) has broad authority under the BMM Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of units that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the units or the award.  The aggregate number of units available for issuance under the BMM Incentive Plan matches the maximum number of Class B Units issuable by Blue Mountain Midstream.

As of March 31, 2019, under the BMM Incentive Plan, Blue Mountain Midstream had granted awards that could result in the issuance of 57,013 Class B Units or an equivalent value in cash, at the Board’s discretion.  The issued awards include 11,399

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

restricted security units (“BMM RSUs”) and 22,807 performance stock units (“BMM PSUs”) (45,614 at 200% of target).  The BMM RSUs can be paid, at the Board’s discretion, in cash or an equivalent number of Class B Units.  Payment for the BMM PSUs only occurs upon the achievement by Blue Mountain Midstream of a certain equity value (subject to certain adjustments) specified in the award agreements.  If such equity value is achieved, the recipient of the BMM PSU will receive a number of Class B Units (or an equivalent value in cash, at the Board’s discretion) equal to 50% to 200% of the target number of BMM PSUs held by such individual, as specified in the award agreements.

If any unit option or other unit-based award granted under the BMM Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of units underlying any unexercised award shall again be available for the purpose of awards under the BMM Incentive Plan.  If any restricted units, performance awards or other unit-based awards denominated in units awarded under the BMM Incentive Plan are forfeited for any reason, the number of forfeited units shall again be available for purposes of awards under the BMM Incentive Plan.  Any award under the BMM Incentive Plan settled in cash shall not be counted against the maximum unit limitation.

As is customary in incentive plans of this nature, each unit limit and the number and kind of units available under the BMM Incentive Plan and any outstanding awards, as well as the exercise or purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, unit dividends or other similar events that change the number or kind of units outstanding, and extraordinary dividends or distributions of property to Blue Mountain Midstream’s unitholders.

Accounting for Share-Based Compensation

The condensed consolidated financial statements include 100% of the Parent’s employee-related expenses, as its personnel were employed by Riviera Operating, LLC, formerly known as Linn Operating, LLC (“Riviera Operating”), a subsidiary of the Parent that became a subsidiary of Riviera in connection with the Spin-off.  Compensation cost related to the grant of share-based awards has been recorded at the subsidiary level with a corresponding credit to liability or equity, representing the Parent’s capital contribution.

As a result of the Company’s history of cash settling awards, all unvested share-based compensation awards are liability classified at March 31, 2019.  The Company has recognized a liability of approximately $6 million and $4 million at March 31, 2019, and December 31, 2018, respectively, related to unvested share based compensation awards included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets.  All cash settlements of liability classified awards are classified as operating activities on the statement of cash flows.

A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Marketing expenses	$107	$—
General and administrative expenses	6,200	17,037
Total share-based compensation expenses	$6,307	$17,037
Income tax benefit	$1,045	$2,417

Riviera Restricted Stock Units

During the three months ended March 31, 2019, upon vesting of Riviera RSUs and at the election of participants, the Company repurchased 132,632 Riviera RSUs for a total cost of approximately $2 million.  In addition, 81,923 shares of common stock were issued to participants (net of statutory tax withholdings) upon vesting of Riviera RSUs.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Blue Mountain Midstream Restricted Security Units

During the three months ended March 31, 2019, Blue Mountain Midstream granted 11,399 BMM RSUs with a fair value of approximately $12 million as of March 31, 2019, that vest ratably in three tranches over approximately two years with the first vesting occurring on April 2, 2019.

Performance Shares

In December 2018, the Company granted 1,899,156 Performance Shares (the maximum number of shares available to be earned) to certain members of management.  The vesting of these awards is determined based on the Company’s equity value (subject to adjustment for distributions to shareholders and certain other items) at a specified time.  As of March 31, 2019, the aggregate fair value of Riviera Performance Shares was approximately $3 million.  To date, no performance targets have been met.  The cost is expected to be recognized over the life of the award.

During the three months ended March 31, 2019, Blue Mountain Midstream granted 22,807 BMM PSUs (45,614 at 200% of target) (the maximum number of awards available to be earned) with a fair value of approximately $7 million as of March 31, 2019.  The vesting of these awards is determined based on Blue Mountain Midstream’s equity value (subject to certain adjustments) at a specified time.  To date, no performance targets have been met.  The cost is expected to be recognized over the life of the award.

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed by adjusting the average number of shares outstanding for the dilutive effect, if any, of potential common shares.  Basic and diluted earnings per share and the average number of shares outstanding were retrospectively restated for the number of shares of Riviera common stock outstanding immediately following the Spin-off and the same number of shares was used to calculate basic and diluted earnings per share in 2018 since there were no Riviera equity awards outstanding prior to the Spin-off.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Income from continuing operations	$12,726	$34,608
Income from discontinued operations, net of income taxes	—	36,331
Net income	$12,726	$70,939
Income per share:
Income from continuing operations per share ‒ Basic	$0.18	$0.45
Income from continuing operations per share ‒ Diluted	$0.18	$0.45

Income from discontinued operations per share ‒ Basic	$—	$0.48
Income from discontinued operations per share ‒ Diluted	$—	$0.48

Net income per share ‒ Basic	$0.18	$0.93
Net income per share ‒ Diluted	$0.18	$0.93

Weighted average shares outstanding ‒ Basic	68,817	76,191
Dilutive effect of unit equivalents	183	—
Weighted average shares outstanding ‒ Diluted	69,000	76,191

The diluted earnings per share calculation excludes the Riviera Performance Shares for the three months ended March 31, 2019, because no performance targets have been met.

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

Amounts recognized as income taxes are included in “income tax expense,” as well as discontinued operations, on the condensed consolidated statements of operations.  The effective income tax rates were approximately 26% and 60% for the three months March 31, 2019, and March 31, 2018, respectively.  For the three months ended March 31, 2019, the Company’s federal and state statutory rate net of the federal tax benefit was approximately 24%.  The increase in the effective tax rate in excess of the statutory rate in 2018 is primarily due to non-deductible executive compensation prior to the Spin-off.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 15 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other current assets” reported on the condensed consolidated balance sheets include the following:

	March 31, 2019	December 31, 2018
	(in thousands)

Prepaids	$15,414	$13,493
Receivable from related party	—	8,300
Inventories	3,863	3,720
Other	13	1,208
Other current assets	$19,290	$26,721

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	March 31, 2019	December 31, 2018
	(in thousands)

Accrued compensation	$8,749	$16,820
Asset retirement obligations (current portion)	1,445	1,445
Deposits	4,988	10,060
Other	2,846	6,149
Other accrued liabilities	$18,028	$34,474

The following table provides a reconciliation of “cash and cash equivalents” reported on the condensed consolidated balance sheets to “cash, cash equivalents and restricted cash” reported on the condensed consolidated statement of cash flows:

	March 31, 2019	December 31, 2018
	(in thousands)

Cash and cash equivalents	$102,260	$18,529
Restricted cash	26,721	31,248
Cash, cash equivalents and restricted cash	$128,981	$49,777

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Cash payments for interest, net of amounts capitalized	$219	$—
Cash payments for income taxes	$—	$—
Cash payments for reorganization items, net	$—	$1,184

Noncash investing activities:
Accrued capital expenditures	$20,120	$34,377

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  At March 31, 2019, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $21 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), approximately $5 million related to deposits and approximately $1 million related to the Mayzure Notes.  At December 31, 2018, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $21 million that will be used to settle certain claims in accordance with the Plan and approximately $10 million related to deposits.

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

Under the MSA, Roan reimbursed Riviera Operating for certain costs and expenses incurred by Riviera Operating in connection with providing the services, and Roan paid to Riviera Operating a service fee of $1.25 million per month, prorated for partial months.  For the three months ended March 31, 2018, the Company recognized service fees of approximately $4 million, as a reduction to general and administrative expense.  The MSA terminated according to its terms on April 30, 2018.

On March 1, 2018, the Company commenced a lease agreement with Roan to lease office space in the Company’s building located in Oklahoma.  The lease term is for five years and is recorded in “other, net” on the condensed consolidated statements of operations.

In addition, the Company’s subsidiary, Blue Mountain Midstream has an agreement in place with Roan for the purchase and processing of natural gas from certain of Roan’s properties.  On January 31, 2019, a subsidiary of Blue Mountain Midstream entered into an agreement to gather, treat or dispose of produced water from Roan.  On April 1, 2019, Blue Mountain Midstream began providing services under the agreement.  The original term of the agreement is until January 31, 2029.

For the three months ended March 31, 2019, and March 31, 2018, the Company made natural gas purchases from Roan of approximately $34 million and $17 million, respectively, included in “marketing expenses” on the condensed consolidated statements of operations.  At March 31, 2019, the Company had approximately $10 million due to Roan, associated with natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.  At December 31, 2018, the Company had approximately $9 million due from Roan, primarily associated with amounts due to Riviera under the agreements related to the Spin-off, included in “other current assets” and approximately $14 million due to Roan, primarily associated with joint interest billings and natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.

Note 17 – Segments

At March 31, 2019, the Company had two reporting segments: Upstream and Blue Mountain.  The upstream reporting segment was engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and consists of the Company’s properties in the Hugoton Basin, (including the Jayhawk natural gas processing plant, located in Kansas), East Texas, the Mid-Continent, Michigan/Illinois, North Louisiana and the Uinta Basin.  The Blue Mountain reporting segment was new for the second quarter of 2018 as a result of a change in the way the chief operating decision maker (“CODM”) assesses the Company’s results of operations following the hiring of a segment manager to lead the Blue Mountain reporting segment and the commissioning of the cryogenic natural gas processing facility during the second quarter of 2018.  As a result, the first quarter of 2018 segment disclosure has been recast for comparative purposes.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

produced water services in the Merge/SCOOP/STACK play.  To assess the performance of the Company’s reporting segments, the CODM analyzes field level cash flow.  The Company defines field level cash flow as revenues less direct operating expenses.  Other indirect income (expenses) include “general and administrative expenses,” “exploration costs,” “depreciation, depletion and amortization,” “gains on sale of assets and other, net,” “other income and (expenses)” and “reorganization items, net.”  Prior period amounts are presented on a comparable basis.  In addition, information regarding total assets by reporting segment is not presented because it is not reviewed by the CODM.

The following tables present the Company’s financial information by reporting segment:

	Three Months Ended March 31, 2019
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$76,345	$—	$—	$76,345
Marketing revenues	25,019	42,328	—	67,347
Other revenues	6,003	—	—	6,003
	107,367	42,328	—	149,695

Lease operating expenses	24,052	—	—	24,052
Transportation expenses	19,150	—	—	19,150
Marketing expenses	19,784	31,425	2,180	53,389
Taxes other than income taxes	5,523	675	102	6,300
Total direct operating expenses	68,509	32,100	2,282	102,891
Field level cash flow	$38,858	$10,228	(2,282)	46,804
Losses on commodity derivatives			(13,241)	(13,241)
Other indirect income (expenses)			(16,344)	(16,344)
Income from continuing operations before income taxes				$17,219

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Three Months Ended March 31, 2018
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$136,876	$—	$—	$136,876
Marketing revenues	24,375	21,892	—	46,267
Other revenues	5,894	—	—	5,894
	167,145	21,892	—	189,037

Lease operating expenses	47,884	—	—	47,884
Transportation expenses	19,094	—	—	19,094
Marketing expenses	21,136	20,619	—	41,755
Taxes other than income taxes	8,171	192	89	8,452
Total direct operating expenses	96,285	20,811	89	117,185
Field level cash flow	$70,860	$1,081	(89)	71,852
Losses on commodity derivatives			(15,030)	(15,030)
Other indirect income (expenses)			29,325	29,325
Income from continuing operations before income taxes				$86,147

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.  The following discussion contains forward-looking statements based on expectations, estimates and assumptions.  Actual results may differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10‑Q and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, and elsewhere in the Annual Report.

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

Following the Spin-off, Riviera is an independent oil and natural gas company with a strategic focus on efficiently operating its mature low-decline assets, developing its growth-oriented assets, and returning capital to shareholders.  Riviera is quoted for trading on the OTCQX Market under the ticker “RVRA,” and the Parent did not retain any ownership interest in the Company.

The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Executive Overview

The Company’s upstream reporting segment properties are currently located in six operating regions in the United States (“U.S.”):

•	Hugoton Basin, which includes oil and natural gas properties, as well as the Jayhawk natural gas processing plant, located in Kansas (the “Jayhawk Plant”);
•	East Texas, which includes oil and natural gas properties producing primarily from the Travis Peak, Cotton Valley and Bossier formations;
•	Mid-Continent, which includes properties in the Northwest STACK in northwestern Oklahoma and various other oil and natural gas producing properties throughout Oklahoma;
•	Michigan/Illinois, which includes properties producing from the Antrim Shale formation located in northern Michigan and oil properties in southern Illinois;
•	North Louisiana, which includes oil and natural gas properties producing primarily from the Hosston, Cotton Valley Sandstones, Bossier and Smackover formations; and
•	Uinta Basin, which includes non-operated properties located in the Drunkards Wash field in Utah.

The Blue Mountain reporting segment consists of a state-of-the-art cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.

Historically, a subsidiary of the Company also owned a 50% equity interest in Roan.  The Company’s equity earnings (losses), consisting of its share of Roan’s earnings or losses, are included in the condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

through the Reorganization Date.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  As such, the Company has classified the investment and equity earnings (losses) in Roan as discontinued operations on its condensed consolidated financial statements.  See Note 3 for additional information.

During 2018, the Company divested all of its properties located in the previous Permian Basin operating region.  See below and Note 3 for details of the Company’s divestitures.

For the three months ended March 31, 2019, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $76 million compared to $137 million for the three months ended March 31, 2018;
•	average daily production of approximately 265 MMcfe/d compared to 401 MMcfe/d for the three months ended March 31, 2018;
•	net income of approximately $13 million compared to $71 million for the three months ended March 31, 2018;
•	net cash provided by operating activities of approximately $38 million compared to $51 million for the three months ended March 31, 2018;
•	capital expenditures of approximately $61 million compared to $67 million for the three months ended March 31, 2018; and
•	13 wells drilled (all successful) compared to five wells drilled (all successful) for the three months ended March 31, 2018.

Divestiture

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma (the “Arkoma Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $65 million (including a deposit of approximately $5 million received in 2018), and the Company recognized a net gain of approximately $28 million.

Divestiture – Subsequent Event

On April 24, 2019, the Company signed a definitive agreement to sell its interest in certain non-operated properties located in the Hugoton Basin for a contract price of $31 million, subject to closing adjustments.  The sale is expected to close in the second quarter of 2019.

2019 Capital Budget

For 2019, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $172 million, including approximately $68 million related to its oil and natural gas capital program and approximately $104 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Financing Activities

Share Repurchase Program

On August 16, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding shares of common stock.  During the three months ended March 31, 2019, the Company repurchased an aggregate of 2,495,975 shares of common stock at an average price of $13.80 per share for a total cost of approximately $34 million.  In addition, in April 2019, the Company repurchased 1,351,850 shares of common stock at an average price of $14.55 for a total cost of approximately $20 million.  At April 30, 2019, approximately $28 million was available for share repurchases under the program.

Any share repurchases are subject to restrictions in the Company’s senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Mayzure Notes

In March 2019, Riviera contributed a term overriding royalty interest in helium produced from certain oil and natural gas properties in the Hugoton Basin (the “VPP Interests”) to Mayzure, LLC (“Mayzure”), a wholly owned subsidiary of the Company.  On March 20, 2019, Mayzure issued 5.16% senior secured notes in the amount of approximately $82 million, due September 20, 2028 (the “Mayzure Notes”), which are secured by the VPP Interests.  Neither Riviera Resources, Inc., nor any of its subsidiaries other than Mayzure, have guaranteed the Mayzure Notes.  In consideration for the distribution of the VPP Interests, Mayzure contributed the net proceeds from the issuance of the Mayzure Notes to Riviera.  See Note 6 for additional information.

Water Services Agreement

On January 31, 2019, a subsidiary of Blue Mountain Midstream entered into an agreement with Roan to exclusively manage all of Roan’s water needs for its drilling and completion operations in Central Oklahoma.  Blue Mountain Midstream will provide comprehensive water management services including pipeline gathering, disposal, treatment and redelivery of recycled water for re-use.  The agreement is supported by a 10-year acreage dedication in 67 Townships covering portions of seven Oklahoma Counties.

Commodity Derivatives

During the three months ended March 31, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and natural gas basis swaps for 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$57,137	$63,328	$(6,191)
Oil sales	5,728	45,696	(39,968)
NGL sales	13,480	27,852	(14,372)
Total oil, natural gas and NGL sales	76,345	136,876	(60,531)
Losses on commodity derivatives	(13,241)	(15,030)	1,789
Marketing and other revenues	73,350	52,161	21,189
	136,454	174,007	(37,553)
Expenses:
Lease operating expenses	24,052	47,884	(23,832)
Transportation expenses	19,150	19,094	56
Marketing expenses	53,389	41,755	11,634
General and administrative expenses (1)	19,039	44,779	(25,740)
Exploration costs	1,238	1,202	36
Depreciation, depletion and amortization	21,772	28,465	(6,693)
Taxes, other than income taxes	6,300	8,452	(2,152)
Gains on sale of assets and other, net	(27,265)	(106,296)	79,031
	117,675	85,335	32,340
Other income and (expenses)	(1,560)	(574)	(986)
Reorganization items, net	—	(1,951)	1,951
Income from continuing operations before income taxes	17,219	86,147	(68,928)
Income tax expense	4,493	51,539	(47,046)
Income from continuing operations	12,726	34,608	(21,882)
Income from discontinued operations, net of income taxes	—	36,331	(36,331)
Net income	$12,726	$70,939	$(58,213)

(1)

General and administrative expenses for the three months ended March 31, 2019, and March 31, 2018, include approximately $6 million and $17 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the three months ended March 31, 2018, include approximately $4 million of severance costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2019	2018	Variance
Average daily production:
Natural gas (MMcf/d)	216	266	(19%)
Oil (MBbls/d)	1.2	8.5	(86%)
NGL (MBbls/d)	6.9	14.1	(51%)
Total (MMcfe/d)	265	401	(34%)

Weighted average prices: (1)
Natural gas (Mcf)	$2.94	$2.65	11%
Oil (Bbl)	$53.22	$59.87	(11%)
NGL (Bbl)	$21.56	$21.91	(2%)

Average NYMEX prices:
Natural gas (MMBtu)	$3.15	$3.00	5%
Oil (Bbl)	$54.90	$62.87	(13%)

Costs per Mcfe of production:
Lease operating expenses	$1.01	$1.33	(24%)
Transportation expenses	$0.80	$0.53	51%
General and administrative expenses (2)	$0.80	$1.24	(35%)
Depreciation, depletion and amortization	$0.91	$0.79	15%
Taxes, other than income taxes	$0.26	$0.23	13%

Average daily production – discontinued operations:
Equity method investments ― Total (MMcfe/d) (3)	—	113	(100%)

(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the three months ended March 31, 2019, and March 31, 2018, include approximately $6 million and $17 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the three months ended March 31, 2018, include approximately $4 million of severance costs.

(3)	Represents the Company’s historical 50% equity interest in Roan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)

Oil, natural gas and NGL sales	$76,345	$136,876	$(60,531)
Marketing and other revenues	31,022	30,269	753
	107,367	167,145	(59,778)

Lease operating expenses	24,052	47,884	(23,832)
Transportation expenses	19,150	19,094	56
Marketing expenses	19,784	21,136	(1,352)
Severance taxes and ad valorem taxes	5,523	8,171	(2,648)
Total direct operating expenses	68,509	96,285	(27,776)
Field level cash flow (1)	$38,858	$70,860	$(32,002)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $61 million or 44% to approximately $76 million for the three months ended March 31, 2019, from approximately $137 million for the three months ended March 31, 2018, due to lower production volumes as a result of divestitures completed in 2018 and 2019.  Higher natural gas prices resulted in an increase in revenues of approximately $5 million.  Lower oil prices resulted in a decrease in revenues of approximately $1 million.

Average daily production volumes decreased to approximately 265 MMcfe/d for the three months ended March 31, 2019, from 401 MMcfe/d for the three months ended March 31, 2018.  Lower oil, NGL and natural gas production volumes resulted in a decrease in revenues of approximately $39 million, $14 million and $12 million, respectively.

The following table sets forth average daily production by region:

	Three Months Ended March 31,
	2019	2018	Variance
Average daily production (MMcfe/d):
Hugoton Basin	124	158	(34)	(22%)
East Texas	46	56	(10)	(17%)
Mid-Continent	30	57	(27)	(47%)
Michigan/Illinois	27	28	(1)	(5%)
North Louisiana	20	27	(7)	(27%)
Uinta Basin	18	36	(18)	(48%)
Permian Basin	—	39	(39)	(100%)
	265	401	(136)	(34%)

The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of divestitures completed during 2018 and 2019, partially offset by increased development capital spending in the region.  The decreases in average daily production volumes in the Hugoton Basin, Uinta Basin and Permian Basin regions primarily reflect lower production volumes as a result of divestitures completed during 2018.  See Note 3 for additional information of divestitures.  Additionally, Hugoton Basin volumes were impacted by the election to reject ethane.  The decreases in average daily production volumes in these and the remaining regions reflect lower production volumes as a result of reduced development capital spending.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues

	Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$23,494	$23,670	$(176)
Helium	5,675	5,550	125
Other	1,853	1,049	804
	$31,022	$30,269	$753

Marketing and other revenues increased by approximately $1 million or 2% to approximately $31 million for the three months ended March 31, 2019, from approximately $30 million the three months ended March 31, 2018.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana regions.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $24 million or 50% to approximately $24 million for the three months ended March 31, 2019, from approximately $48 million for the three months ended March 31, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019 and reduced labor costs for field operations as a result of cost savings initiatives.  Lease operating expenses per Mcfe decreased to $1.01 per Mcfe for the three months ended March 31, 2019, from $1.33 per Mcfe for the three months ended March 31, 2018.

Transportation Expenses

Transportation expenses remained consistent at approximately $19 million for both the three months ended March 31, 2019, and March 31, 2018.  Transportation expenses per Mcfe increased to $0.80 per Mcfe for the three months ended March 31, 2019, from $0.53 per Mcfe for the three months ended March 31, 2018.  The increase in the rate per Mcfe is primarily driven by changes in the Company’s asset base as a result of divestitures as well as lower volumes in Hugoton due to the election to reject ethane.

Marketing Expenses

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $1 million or 6% to approximately $20 million for the three months ended March 31, 2019, from approximately $21 million for the three months ended March 31, 2018.

Severance and Ad Valorem Taxes

	Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)

Severance taxes	$2,161	$4,324	$(2,163)
Ad valorem taxes	3,362	3,847	(485)
	$5,523	$8,171	$(2,648)

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2018 and 2019.

Field Level Cash Flow

Field level cash flow decreased by approximately $32 million or 45% to approximately $39 million for the three months ended March 31, 2019, from approximately $71 million for the three months ended March 31, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Blue Mountain Reporting Segment

	Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)

Marketing revenues	$42,328	$21,892	$20,436

Marketing expenses	31,425	20,619	10,806
Severance taxes and ad valorem taxes	675	192	483
Total direct operating expenses	32,100	20,811	11,289
Field level cash flow (1)	$10,228	$1,081	$9,147

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Marketing Revenues

Marketing revenues increased by approximately $20 million to approximately $42 million for the three months ended March 31, 2019, from approximately $22 million for the three months ended March 31, 2018.  The increase was due to higher throughput volumes sold related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018.

Marketing Expenses

Marketing expenses increased by approximately $10 million to approximately $31 million for the three months ended March 31, 2019, from approximately $21 million for the three months ended March 31, 2018.  The increase was due to higher throughput volumes purchased related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018.

Field Level Cash Flow

Field level cash flow increased by approximately $9 million primarily due to increased throughput volumes and the operations of the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018.

Indirect Income and Expenses Not Allocated to Segments

Losses on Commodity Derivatives

Losses on commodity derivatives were approximately $13 million and $15 million for the three months ended March 31, 2019, and March 31, 2018, respectively, representing a variance of approximately $2 million.  Losses on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $26 million or 58% to approximately $19 million for the three months ended March 31, 2019, from approximately $45 million for the three months ended March 31, 2018.  The decrease was primarily due to lower salaries and benefits related expenses, lower share-based compensation expenses and lower severance costs partially offset by lower transition service fees recorded as a reduction of general and administrative expenses during the three months ended

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

March 31, 2018.  General and administrative expenses per Mcfe decreased to $0.80 per Mcfe for the three months ended March 31, 2019, from $1.24 per Mcfe for the three months ended March 31, 2018.

For the professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”

Exploration Costs

Exploration costs remained consistent at approximately $1 million for both the three months ended March 31, 2019, and March 31, 2018.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $6 million or 24% to approximately $22 million for the three months ended March 31, 2019, from approximately $28 million for the three months ended March 31, 2018.  The decrease was primarily due to lower total production volumes.  Depreciation, depletion and amortization per Mcfe increased to $0.91 per Mcfe for the three months ended March 31, 2019, from $0.79 per Mcfe for the three months ended March 31, 2018.

Gains on Sale of Assets and Other, Net

During the three months ended March 31, 2019, the Company recorded a net gain of approximately $28 million on the Arkoma Assets Sale.  During the three months ended March 31, 2018, the Company recorded the following amounts related to divestitures (see Note 3):

•	Net gain of approximately $53 million, including costs to sell of approximately $1 million, on the sale of its conventional properties located in West Texas (the “West Texas Assets Sale”); and
•

Net gain of approximately $48 million, including costs to sell of approximately $1 million, on the sales of its Oklahoma waterflood and Texas Panhandle properties (the “Oklahoma and Texas Assets Sale”).

Other Income and (Expenses)

	Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(971)	$(404)	$(567)
Other, net	(589)	(170)	(419)
	$(1,560)	$(574)	$(986)

Interest expense increased primarily due to higher debt outstanding and higher amortization of financing fees.  For the three months ended March 31, 2018, interest expense is primarily related to amortization of financing fees.  See “Debt” under “Liquidity and Capital Resources” below for additional details.  For the three months ended March 31, 2019, “other, net” is primarily related to commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest income.

Reorganization Items, Net

The Company incurred significant costs and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings during 2016 and 2017.  Reorganization items represent costs directly associated with the Chapter 11 proceedings since the petition date.  During the three months ended March 31, 2018, reorganization items were approximately $2 million, primarily related to legal and other professional fees.

Income Tax Expense

The Company recognized an income tax expense of approximately $5 million compared to $52 million for the three months ended March 31, 2019, and March 31, 2018, respectively.  The decrease is primarily due to a decrease in taxable income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Income from Discontinued Operations, Net of Income Taxes

As a result of the Company’s internal reorganization in connection with the Spin-off, the equity interest in Roan was distributed to the Parent on the Reorganization Date and is no longer affiliated with Riviera.  As such, the Company has classified the equity earnings in Roan as discontinued operations.  Income from discontinued operations, net of income taxes was approximately $36 million for the three months ended March 31, 2018.  See Note 3 for additional information.

Net Income

Net income decreased by approximately $58 million to approximately $13 million for the three months ended March 31, 2019, from approximately $71 million the three months ended March 31, 2018.  The decrease was primarily due to lower production revenue and lower gains on sales of assets and lower commodity revenues, partially offset by lower expenses during the three months ended March 31, 2019.  See discussion above for explanations of variances.

Liquidity and Capital Resources

The Company’s sources of cash have primarily consisted of proceeds from the Mayzure Notes, divestitures of oil and natural gas properties, net cash provided by operating activities and borrowings under the Blue Mountain Credit Facility.  As a result of divesting certain oil and natural gas properties during the three months ended March 31, 2019, the Company received approximately $60 million in net cash proceeds.  The Company has also used its cash to fund capital expenditures, principally for the development of its oil and natural gas properties, and plant and pipeline construction, the Parent’s repurchases of LINN Energy, Inc. Class A common stock prior to the Spin-off, and repurchases of Riviera’s common stock subsequent to the Spin-off.  Based on current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash:
Net cash provided by operating activities	$37,678	$50,866
Net cash provided by investing activities	6,446	160,260
Net cash provided by (used in) financing activities	35,080	(427,589)
Net increase (decrease) in cash, cash equivalents and restricted cash	$79,204	$(216,463)

Operating Activities

Cash provided by operating activities was approximately $38 million for the three months ended March 31, 2019, compared to approximately $51 million for the three months ended March 31, 2018, respectively.  The decrease was primarily due to lower production related revenues principally due to lower production volumes and the cash settlement of liability classified share-based payment awards.

Investing Activities

The following provides a comparative summary of cash flow from investing activities:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(53,695)	$(72,134)
Proceeds from sale of properties and equipment and other	60,141	232,394
Net cash provided by investing activities	$6,446	$160,260

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties and construction of Blue Mountain Midstream’s cryogenic natural gas processing facility.  Capital expenditures decreased primarily due to lower oil and natural gas capital spending, partially offset by higher spending on plant and pipeline construction related to Blue Mountain Midstream.  The Company made no material acquisitions of properties during the three months ended March 31, 2019, or March 31, 2018.

Proceeds from sale of properties and equipment and other for the three months ended March 31, 2019, include cash proceeds received of approximately $60 million (excluding a deposit of approximately $5 million received in 2018) from the Arkoma Assets Sale.  Proceeds from sale of properties and equipment and other for the three months ended March 31, 2018, include cash proceeds received of approximately $109 million from the West Texas Assets Sale, approximately $101 million (excluding a deposit of approximately $12 million received in 2017) from the Oklahoma and Texas Assets Sale and deposits of approximately $18 million related to the divestitures pending at March 31, 2018.

See below for details regarding accrued and paid capital expenditures for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Oil and natural gas	$37,646	$10,064
Plant and pipeline	22,236	56,861
Other	804	3
Capital expenditures, excluding acquisitions	$60,686	$66,928

The decrease in capital expenditures was primarily due to lower plant and pipeline construction activities associated with Blue Mountain Midstream, partially offset by higher oil and natural gas development activities.  For 2019, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $172 million, including approximately $68 million related to its oil and natural gas capital program and approximately $104 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Financing Activities

Cash provided by financing activities was approximately $35 million for the three months ended March 31, 2019, compared to cash used of approximately $428 million for the three months ended March 31, 2018, respectively.  During the three months ended March 31, 2019, the primary sources of cash provided by financing activities were borrowings under the Mayzure Notes and the Blue Mountain Credit Facility, partially offset by repurchases of common stock and repayments under the Riviera Credit Facility.  During the three months ended March 31, 2018, the primary use of cash in financing activities was transfers to the Parent to fund the repurchases of LINN’s Class A Common Stock and settlement of LINN RSUs.

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

Three Months Ended March 31,
2019
(in thousands)
Proceeds from borrowings:
Mayzure Notes	$81,925
Blue Mountain Credit Facility	14,300
$96,225
Repayments of debt:
Riviera Credit Facility	$(20,000)
Blue Mountain Credit Facility	(4,300)
$(24,300)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt

At April 30, 2019, there were no borrowings outstanding and approximately $216 million of available borrowing capacity under the Riviera Credit Facility (which includes a $34 million reduction for outstanding letters of credit).  At April 30, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $14.5 million and there was approximately $174 million of available borrowing capacity (which includes a $12 million reduction for outstanding letters of credit).

On March 20, 2019, Mayzure issued the Mayzure Notes, secured by the VPP Interests held by Mayzure.  Neither Riviera Resources, Inc., nor any of its subsidiaries other than Mayzure, have guaranteed the Mayzure Notes.  In accordance with the terms of the Mayzure Notes principal and interests are payable on a monthly basis commencing April 20, 2019, as a volumetric production payment from the VPP Interests.  In accordance with the terms of the Mayzure Notes payable, the Company made a principal repayment of approximately $1 million in April 2019.

For additional information related to the Company’s debt, see Note 6.

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

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements and transactions, including short-term operating lease arrangements and undrawn letters of credit.  In addition, the Company enters into other contractual agreements in the normal course of business for processing and transportation as well as for other oil and natural gas activities.  Other than the items discussed above, there are no other arrangements, transactions or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or capital resource positions.

Commitments and Contractual Obligations

The Company has long-term debt, asset retirement obligations, operating leases and commodity derivative liabilities that were summarized in the table of commitments and contractual obligations in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.  With the exception of borrowings and repayments of the Company’s debt obligations,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

there have been no other significant changes to the Company’s obligations since December 31, 2018.  For additional information related to the Company’s debt, see Note 6.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control.  These statements may include discussions about the Company’s:

•	business strategy;
•	acquisition and disposition strategy;
•	financial strategy;
•	ability to comply with the covenants with the credit facilities and the Mayzure Notes;
•	effects of legal proceedings;
•	drilling locations;
•	oil, natural gas and NGL reserves;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	capital expenditures;
•	economic and competitive advantages;
•	credit and capital market conditions;
•	regulatory changes;
•	lease operating expenses, general and administrative expenses and development costs;
•	future operating results;
•	plans, objectives, expectations and intentions; and
•	taxes.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management.  These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors.  Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control.  In addition, management’s assumptions may prove to be inaccurate.  The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur.  Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth under the caption

“Risk Factors” in this Quarterly Report on Form 10‑Q and in the Annual Report on Form 10‑K for the year ended December 31, 2018, and elsewhere in the Annual Report.  The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is attributable to fluctuations in commodity prices.  This risk can affect the Company’s business, financial condition, operating results and cash flows.  See below for quantitative and qualitative information about this risk.

The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.  The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Commodity Price Risk

The Company’s most significant market risk relates to prices of oil, natural gas and NGL.  The Company expects commodity prices to remain volatile and unpredictable.  As commodity prices decline or rise significantly, revenues and marketing expenses and cash flows are likewise affected.  In addition, future declines in commodity prices may result in noncash write-downs of the Company’s carrying amounts of its assets.

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

At March 31, 2019, the fair value of fixed price swaps and collars was a net asset of approximately $2 million.  A 10% increase in the NYMEX WTI oil, NYMEX Henry Hub natural gas and NGL prices above the March 31, 2019, prices would result in a net liability of approximately $13 million, which represents a decrease in the fair value of approximately $15 million; conversely, a 10% decrease in the NYMEX oil and Henry Hub natural gas and NGL prices below the March 31, 2019, prices would result in a net asset of approximately $18 million, which represents an increase in the fair value of approximately $16 million.

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

Item 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

Interest Rate Risk

At March 31, 2019, the Company had debt outstanding under the Credit Facilities of $14.5 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $145,000 increase in annual interest expense.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in the Company’s Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During the first quarter of 2019, under the supervision and with the participation of the Company’s management, Blue Mountain Midstream completed the preparation and implementation of a series of changes to its financial reporting systems and processes to support the separate reporting requirements of Blue Mountain Midstream.  There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

On May 11, 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) and Berry Petroleum Company, LLC (“Berry” and collectively with the LINN Debtors, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered an order approving and confirming the plan (the “Plan”) of reorganization of the Debtors (the “Confirmation Order”).  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order, including to potentially reopen the Chapter 11 cases if certain matters currently on appeal in the U.S. Court of Appeals for the Fifth Circuit are overturned, including the Default Interest Appeal (as defined below).

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

On March 17, 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under Linn Energy, Inc.’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million.  The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order.  On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest.  That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas affirmed the Bankruptcy Court’s ruling.  On April 30, 2018, the Bankruptcy Court approved the substitution of UMB Bank, National Association (“UMB Bank”) as successor to Wells Fargo as administrative agent under Linn Energy, Inc.’s credit facility.  UMB Bank then immediately filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit from the decision by the U.S. District Court for the Southern District of Texas, which affirmed the decision of the Bankruptcy Court.  The U.S. Court of Appeals for the Fifth Circuit heard oral arguments on February 6, 2019.  That appeal (“the Default Interest Appeal”) remains pending.

The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Item 1A.	Risk Factors

Our business has many risks.  Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our shares are described under the caption “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018.  As of the date of this report, these risk factors have not changed materially.  This information should be considered carefully, together with other information in this report and other reports and materials we file with the U.S. Securities and Exchange Commission.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds - Continued

The following sets forth information with respect to the Company’s repurchases of shares of Riviera common stock during the first quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)

January 1 – 31	134,670	$15.48	134,670	$79,747
February 1 – 28	107,231	$14.93	107,231	$78,146
March 1 – 31	2,254,074	$13.64	2,254,074	$47,394
Total	2,495,975	$13.80	2,495,975

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.Exhibits

Exhibit Number		Description

3.1	—	Certificate of Conversion of Riviera Resources, LLC (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2018)

3.2	—	Certificate of Incorporation of Riviera Resources, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on August 7, 2018)

3.3	—	Bylaws of Riviera Resources, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on August 7, 2018)

10.1	—

Third Amendment to Credit Agreement dated March 12, 2019, to the Credit Agreement dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8‑K filed March 14, 2019)

10.2*	—	Blue Mountain Midstream LLC First Amendment to the 2018 Omnibus Incentive Plan

10.3*	—	Blue Mountain Midstream LLC First Amendment to Second Amended and Restated Limited Liability Operating Agreement

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA RESOURCES, INC.
(Registrant)

Date: May 9, 2019	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President, Finance, Administration and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)