Form 10-Q
period 2019-06-30
Riviera Resources, Inc.
filed 2019-08-08
CIK 1737204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of July 31, 2019, there were 60,629,343 shares of common stock, par value $0.01 per share, outstanding.

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

MMcfe/d. MMcfe per day.

MMMBtu.  One billion British thermal units.

NGL.  Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$80,229	$18,529
Accounts receivable – trade, net	82,218	114,489
Derivative instruments	18,447	10,758
Restricted cash	26,457	31,248
Other current assets	14,638	26,721
Assets held for sale	49,090	38,396
Total current assets	271,079	240,141
Noncurrent assets:
Oil and natural gas properties (successful efforts method)	692,815	756,552
Less accumulated depletion and amortization	(101,033)	(93,507)
	591,782	663,045

Other property and equipment	646,425	606,244
Less accumulated depreciation	(79,275)	(62,368)
	567,150	543,876

Derivative instruments	2,048	4,603
Deferred income taxes	126,646	129,091
Other noncurrent assets	7,389	12,078
	136,083	145,772
Total noncurrent assets	1,295,015	1,352,693
Total assets	$1,566,094	$1,592,834
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,188	$159,228
Derivative instruments	5,471	4,719
Current portion of Mayzure notes payable	10,693	—
Other accrued liabilities	24,656	34,474
Liabilities held for sale	10,303	3,725
Total current liabilities	173,311	202,146
Noncurrent liabilities:
Derivative instruments	166	—
Mayzure notes payable, net	65,841	—
Credit facilities	33,500	24,500
Asset retirement obligations	91,480	103,814
Other noncurrent liabilities	9,630	—
Total noncurrent liabilities	200,617	128,314
Commitments and contingencies (Note 10)
Equity:
Preferred Stock ($0.01 par value, 30,000,000 shares authorized; no shares issued at June 30, 2019, or December 31, 2018)	—	—
Common Stock ($0.01 par value, 270,000,000 shares authorized; 63,621,542 shares and 69,197,284 shares issued at June 30, 2019, and December 31, 2018, respectively)	636	692
Additional paid-in capital	1,180,528	1,256,730
Retained earnings	11,002	4,952
Total equity	1,192,166	1,262,374
Total liabilities and equity	$1,566,094	$1,592,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$66,757	$87,004	$143,102	$223,880
Gains (losses) on commodity derivatives	20,249	(7,525)	7,008	(22,555)
Marketing revenues	53,394	42,967	120,741	89,234
Other revenues	5,150	6,387	11,153	12,281
	145,550	128,833	282,004	302,840
Expenses:
Lease operating expenses	23,845	24,088	47,897	71,972
Transportation expenses	18,053	21,213	37,203	40,307
Marketing expenses	41,811	40,327	95,200	82,082
General and administrative expenses	13,489	92,395	32,480	137,174
Exploration costs	969	53	2,207	1,255
Depreciation, depletion and amortization	23,181	21,980	44,953	50,445
Impairment of assets held for sale	18,390	—	18,390	—
Taxes, other than income taxes	2,599	7,115	8,899	15,567
Losses (gains) on sale of assets and other, net	9,885	(101,934)	(17,380)	(208,230)
	152,222	105,237	269,849	190,572
Other income and (expenses):
Interest expense, net of amounts capitalized	(2,103)	(584)	(3,074)	(988)
Other, net	476	538	(113)	368
	(1,627)	(46)	(3,187)	(620)
Reorganization items, net	(424)	(1,259)	(472)	(3,210)
(Loss) income from continuing operations before income taxes	(8,723)	22,291	8,496	108,438
Income tax (benefit) expense	(2,047)	13,336	2,446	64,875
(Loss) income from continuing operations	(6,676)	8,955	6,050	43,563
Income (loss) from discontinued operations, net of income taxes	—	(1,758)	—	34,573
Net (loss) income	$(6,676)	$7,197	$6,050	$78,136
Income (loss) per share:
(Loss) income from continuing operations per share ‒ Basic	$(0.10)	$0.11	$0.09	$0.58
(Loss) income from continuing operations per share ‒ Diluted	$(0.10)	$0.11	$0.09	$0.58

Income (loss) from discontinued operations per share ‒ Basic	$—	$(0.02)	$—	$0.45
Income (loss) from discontinued operations per share ‒ Diluted	$—	$(0.02)	$—	$0.45

Net (loss) income per share ‒ Basic	$(0.10)	$0.09	$0.09	$1.03
Net (loss) income per share ‒ Diluted	$(0.10)	$0.09	$0.09	$1.03

Weighted average shares outstanding ‒ Basic	65,005	76,191	66,900	76,191
Weighted average shares outstanding ‒ Diluted	65,089	76,191	67,079	76,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Earnings	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2018	69,197	$692	$1,256,730	$4,952	$1,262,374
Net income		—	—	12,726	12,726
Repurchases of common stock	(2,488)	(25)	(34,412)	—	(34,437)
Issuance of common stock	82	1	1,485	—	1,486
March 31, 2019	66,791	668	1,223,803	17,678	1,242,149
Net loss		—	—	(6,676)	(6,676)
Repurchases of common stock	(3,170)	(32)	(43,275)	—	(43,307)
June 30, 2019	63,621	$636	$1,180,528	$11,002	$1,192,166

Total Equity
(in thousands)

December 31, 2017	$2,339,046
Net income	70,939
Net transfers to Parent	(408,093)
March 31, 2018	2,001,892
Net income	7,197
Net transfers to Parent	(73,918)
June 30, 2018	$1,935,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flow from operating activities:
Net income	$6,050	$78,136
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(34,573)
Depreciation, depletion and amortization	44,953	50,445
Impairment of assets held for sale	18,390	—
Deferred income taxes	2,446	65,010
Total (gains) losses on derivatives, net	(2,047)	22,555
Cash settlements on derivatives	(2,169)	(25,037)
Share-based compensation expenses	7,885	66,374
Gains on sale of assets and other, net	(19,631)	(209,635)
Other	4,220	2,008
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	28,361	76,465
Decrease in other assets	10,901	33,654
Decrease in accounts payable and accrued expenses	(32,120)	(52,538)
Decrease in other liabilities	(8,438)	(15,815)
Net cash provided by operating activities	58,801	57,049
Cash flow from investing activities:
Development of oil and natural gas properties	(56,078)	(45,938)
Purchases of other property and equipment	(48,597)	(87,377)
Proceeds from sale of properties and equipment and other	95,291	369,489
Net cash (used in) provided by investing activities	(9,384)	236,174
Cash flow from financing activities:
Net transfers to Parent	—	(456,925)
Repurchases of shares	(77,744)	—
Proceeds from borrowings	115,225	—
Repayments of debt	(26,949)	—
Debt issuance costs paid	(3,040)	—
Distributions to unitholders	—	(12,174)
Other	—	(294)
Net cash provided by (used in) financing activities	7,492	(469,393)
Net increase (decrease) in cash, cash equivalents and restricted cash	56,909	(176,170)
Cash, cash equivalents and restricted cash:
Beginning	49,777	520,922
Ending	$106,686	$344,752

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

Prior to the Spin-off, the accompanying condensed consolidated financial statements were prepared on a stand-alone basis and derived from LINN Energy’s consolidated financial statements and accounting records for the periods presented as the Company was historically managed as a subsidiary of LINN Energy.

Nature of Business

The Company’s upstream reporting segment properties are located in six operating regions in the United States (“U.S.”): the Hugoton Basin, East Texas, the Mid-Continent, Michigan/Illinois, North Louisiana and the Uinta Basin.  In addition, the Company’s upstream reporting segment contributed a term overriding royalty interest in helium produced from certain oil and natural gas properties in the Hugoton Basin (the “VPP Interests”) to Mayzure, LLC (“Mayzure”), a wholly owned subsidiary of the Company.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.  During 2018, the Company divested all of its properties located in the previous Permian Basin operating region.  See Note 3 for additional information.  The Company divested of all of its assets in Michigan in July of 2019 and has entered into an agreement to divest of all of its assets in Illinois, which is anticipated to close in August of 2019.  See Note 3 for additional information.  As a result of these divestitures, the Company will no longer have a Michigan/Illinois operating region.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 2 – Revenues

Disaggregation of Revenue

The following tables present the Company’s disaggregated revenues by source and geographic area:

	Three Months Ended June 30, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin (1)	$15,037	$417	$7,312	$22,766	$9,460	$5,104	$37,330
East Texas	9,363	945	405	10,713	808	2	11,523
Mid-Continent	4,033	7,153	1,884	13,070	—	13	13,083
Michigan/Illinois	6,052	746	24	6,822	—	30	6,852
Uinta Basin	3,102	—	—	3,102	—	—	3,102
North Louisiana	9,017	961	306	10,284	482	1	10,767
Blue Mountain	—	—	—	—	42,644	—	42,644
Total	$46,604	$10,222	$9,931	$66,757	$53,394	$5,150	$125,301

(1)	On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin.

	Three Months Ended June 30, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$17,401	$238	$16,875	$34,514	$22,421	$6,303	$63,238
East Texas	12,661	1,091	1,013	14,765	467	3	15,235
Mid-Continent	7,622	4,880	3,307	15,809	—	25	15,834
Michigan/Illinois	7,536	799	12	8,347	—	37	8,384
Uinta Basin	2,146	1,885	1,201	5,232	—	1	5,233
North Louisiana	6,040	1,480	503	8,023	13	2	8,038
Permian Basin	256	546	(488)	314	—	16	330
Blue Mountain	—	—	—	—	20,066	—	20,066
Total	$53,662	$10,919	$22,423	$87,004	$42,967	$6,387	$136,358

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Six Months Ended June 30, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin (1)	$37,936	$793	$17,282	$56,011	$33,152	$11,072	$100,235
East Texas	20,849	1,797	1,008	23,654	1,897	4	25,555
Mid-Continent	8,769	10,120	4,322	23,211	—	24	23,235
Michigan/Illinois	13,141	1,396	34	14,571	—	50	14,621
Uinta Basin	9,543	86	5	9,634	—	—	9,634
North Louisiana	13,503	1,758	760	16,021	720	3	16,744
Blue Mountain	—	—	—	—	84,972	—	84,972
Total	$103,741	$15,950	$23,411	$143,102	$120,741	$11,153	$274,996

(1)	On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin.

	Six Months Ended June 30, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$39,764	$2,970	$36,389	$79,123	$46,501	$12,134	$137,758
East Texas	27,437	2,431	2,319	32,187	503	8	32,698
Mid-Continent	15,555	16,747	6,361	38,663	—	39	38,702
Michigan/Illinois	14,008	1,509	23	15,540	—	66	15,606
Uinta Basin	5,526	9,255	2,559	17,340	—	(1)	17,339
North Louisiana	12,418	3,049	67	15,534	272	3	15,809
Permian Basin	2,282	20,654	2,557	25,493	—	32	25,525
Blue Mountain	—	—	—	—	41,958	—	41,958
Total	$116,990	$56,615	$50,275	$223,880	$89,234	$12,281	$325,395

Contract Balances

Under the Company’s product sales contracts, its customers are invoiced once the Company’s performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.

The Company had trade accounts receivable related to revenue from contracts with customers of approximately $69 million and $107 million as of June 30, 2019, and December 31, 2018, respectively.

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

Note 3 – Divestitures and Discontinued Operations

Divestitures – Through the Second Quarter of 2019

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a net loss of approximately $9 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma (the “Arkoma Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recognized a net gain of approximately $28 million.

The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  The gains and losses on these divestitures are included in “losses (gains) on sale of assets and other, net” on the condensed consolidated statements of operations and were included in the Upstream reporting segment.

The assets and liabilities associated with the Arkoma Assets Sale were classified as “held for sale” on the condensed consolidated balance sheet at December 31, 2018.

Divestitures – Subsequent Event

On May 23, 2019, the Company announced the sale of its interest in properties located in Michigan (the “Michigan Assets Sale”).  The sale was completed on July 3, 2019.  Cash proceeds expected from the sale of these properties are approximately $39 million.  During the three months ended June 30, 2019, the Company recorded a noncash impairment charge to reduce the carrying value of these assets to fair value of approximately $18 million.

On June 13, 2019, the Company signed an agreement to sell its interest in properties located in Illinois (the “Illinois Assets Sale”) for approximately $4 million.  The sale is expected to close in August 2019.

The assets and liabilities associated with the Michigan Assets Sale and the Illinois Assets Sale were classified as “held for sale” on the condensed consolidated balance sheet at June 30, 2019.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheet:

	June 30, 2019	December 31, 2018
	(in thousands)
Assets:
Oil and natural gas properties	$58,320	$38,083
Other property and equipment	1,606	152
Equity method investment	7,073	—
Other	481	161
Less impairment (1)	(18,390)	—
Total assets held for sale	$49,090	$38,396
Liabilities:
Asset retirement obligations	$9,395	$2,700
Other	908	1,025
Total liabilities held for sale	$10,303	$3,725

(1)	Noncash impairment charge recorded to the Michigan assets.

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

The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  The gains on these divestitures are included in “losses (gains) on sale of assets and other, net” on the condensed consolidated statements of operations and were included in the upstream reporting segment.

Discontinued Operations

As discussed in Note 1, historically, a subsidiary of the Company owned the equity interest in Roan.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  On

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The following are summarized statement of operations information for Roan.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)

Revenues and other	$44,789	$145,873
Expenses	72,754	130,663
Other income and (expenses)	(1,087)	(2,886)
Net (loss) income	$(29,052)	$12,324

For the three months ended June 30, 2018, the Company recorded equity losses from its historical 50% interest in Roan of approximately $2 million (inclusive of an income tax benefit of approximately $8 million).  For the six months ended June 30, 2018, the Company recorded equity earnings of approximately $34 million (inclusive of an income tax benefit of approximately $19 million).  The equity earnings are included in “income (loss) from discontinued operations, net of income taxes” on the condensed consolidated statement of operations.

Note 4 – Equity

Share Repurchase Program

On August 16, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding shares of common stock.  During the six months ended June 30, 2019, the Company repurchased an aggregate of 5,643,131 shares of common stock at an average price of $13.78 per share for a total cost of approximately $78 million.  Included in this number are private purchases of 278,587 shares of common stock purchased at a discount to market, at an average price of $13.55 for a total cost of approximately $4 million.  See Note 16 for additional information.  At June 30, 2019, approximately $4 million was available for share repurchases under the program.  On July 18, 2019, the Company’s Board of Directors increased the share repurchase authorization to $150 million.  Consequently, as of July 18, 2019, approximately $54 million was available for share repurchases under the program.

Subsequent to July 18, 2019, the Company repurchased an aggregate of 2,122,478 shares of common stock.  Consequently, as of August 7, 2019, approximately $32 million was available for share repurchases under the program.

In accordance with the regulations of the Securities and Exchange Commission (the “SEC”) regarding issuer tender offers, the Company’s share repurchase program was suspended concurrent with the June 13, 2019, announcement of the intent to commence a tender offer as discussed below.  The program may be resumed on or after July 31, 2019.

Any share repurchases are subject to restrictions in the Riviera Credit Facility (as defined below).

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Tender Offer

On June 13, 2019, the Company’s Board of Directors announced the intention to commence a tender offer to purchase $40 million of the Company’s common stock.  In June 2019, upon the terms and subject to the conditions described in the Offer to Purchase dated June 18, 2019, the Company offered to repurchase an aggregate of 2,666,666 shares of common stock at a price of $15.00 per share for a total cost of approximately $40 million (excluding expenses of the tender offer).  On July 19, 2019, the Company announced that it accepted 2,666,666 shares of common stock for repurchase under the terms of the Offer to Purchase.

Dividends

The Company is not currently paying a cash dividend; however, the Company’s Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.

Note 5 – Oil and Natural Gas Properties

Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2019	December 31, 2018
	(in thousands)

Proved properties	$646,836	$709,053
Unproved properties	45,979	47,499
	692,815	756,552
Less accumulated depletion and amortization	(101,033)	(93,507)
	$591,782	$663,045

Note 6 – Debt

The following summarizes the Company’s outstanding debt:

	June 30, 2019	December 31, 2018
	(in thousands)

Riviera Credit Facility (1)	$—	$20,000
Blue Mountain Credit Facility (2)	33,500	4,500
Mayzure Notes (3)	79,276	—
Net unamortized deferred financing fees	(2,742)	—
Total debt, net	110,034	24,500
Less current portion of Mayzure Notes	(10,693)	—
Total noncurrent debt, net	$99,341	$24,500

(1)	Variable interest rate of 5.0% at December 31, 2018.
(2)	Variable interest rate of 4.4% and 4.5% at June 30, 2019, and December 31, 2018, respectively.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(3)	The Mayzure Notes are secured by Mayzure’s VPP interests, but neither the Company, nor any of its subsidiaries other than Mayzure, have guaranteed the Mayzure Notes.

Fair Value

The Company’s debt is recorded at the carrying amount on the consolidated balance sheets.  The carrying amounts of the credit facilities and term loans approximate fair value because the interest rates are variable and reflective of market rates.  The fair value of the Company’s Mayzure Notes (as defined below) (which was estimated using a Level 2 fair value measurement) was approximately $82 million at June 30, 2019.

Riviera Credit Facility

Riviera’s credit agreement provides for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with $245 million in borrowing commitments at June 30, 2019.  In connection with the April 2019 semi-annual redetermination and the closing of the Hugoton non-operated properties in May 2019, the maximum borrowing commitment was reduced from $385 million to $245 million.  In March 2019, the Company entered into an amendment to the Riviera Credit Facility to, among other things, allow for the issuance of the Mayzure Notes (as described below).  The amendment did not result in a change to the current borrowing commitment.

As of June 30, 2019, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $211 million of available borrowing capacity (which includes a $34 million reduction for outstanding letters of credit).  The maturity date is August 4, 2020.

Redetermination of the borrowing base under the Riviera Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October.  In July 2019, in connection with the closing of the Michigan Assets Sale, the maximum borrowing commitment was reduced from $245 million to $230 million.  As of July 31, 2019, there were no borrowings outstanding under the Riviera Credit Facility, and there was approximately $197 million of available borrowing capacity (which includes a $33 million reduction for outstanding letters of credit).

At the Company’s election, interest on borrowings under the Riviera Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.50% to 3.50% per annum or the alternate base rate (“ABR”) plus an applicable margin rang1ing from 1.50% to 2.50% per annum, depending on utilization of the borrowing base.  Interest is generally payable in arrears quarterly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR, or if such interest period is longer than three months, at the end of the three month intervals during such interest period.  The Company is required to pay a commitment fee to the lenders under the Riviera Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.

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

Before Blue Mountain Midstream completed certain operational milestones (such completion of the operational milestones, the “Covenant Changeover Date”), a condition to any borrowing was that Blue Mountain Midstream’s consolidated total indebtedness to capitalization ratio (the “Debt/Cap Ratio”) be not greater than 0.35 to 1.00 upon giving effect to such borrowing.  As such, prior to the Covenant Changeover Date, the available borrowing capacity under the Blue Mountain Credit Facility was less than the aggregate amount of the lenders’ commitments at such time.  The Covenant Changeover Date occurred February 8, 2019, which increased the current borrowing availability to $200 million.  Blue Mountain Midstream no longer has to comply with the Debt/Cap Ratio as a condition to drawing and may borrow up to the total amount of the lenders’ aggregate commitments.  The Blue Mountain Credit Facility also provides for the ability to increase the aggregate commitments of the lenders to up to $400 million, subject to obtaining commitments for any such increase, which may result in an increase in Blue Mountain Midstream’s available borrowing capacity.  As of June 30, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $34 million and there was approximately $155 million of available borrowing capacity (which includes a $12 million reduction for outstanding letters of credit).  The Blue Mountain Credit Facility matures on August 10, 2023.  As of July 31, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $42 million and there was approximately $145 million of available capacity (which includes a $13 million reduction for outstanding letters of credit).

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Mayzure Notes

In March 2019, Riviera contributed the VPP Interests to Mayzure.  On March 20, 2019, Mayzure issued 5.16% senior secured notes in the amount of approximately $82 million, due September 20, 2028 (the “Mayzure Notes”), which are secured by the VPP interests.  Neither Riviera Resources, Inc., nor any of its subsidiaries other than Mayzure, have guaranteed the Mayzure Notes.  In consideration for the distribution of the VPP Interests, Mayzure contributed the net proceeds from the issuance of the Mayzure Notes to Riviera.  Financing fees and expenses of approximately $3 million incurred in connection with the Mayzure Notes will be amortized over the life of the Mayzure Notes.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statement of operations.  Principal and interest under the Mayzure Notes are payable on a monthly basis commencing April 20, 2019, as a volumetric production payment from the VPP Interests.  As of June 30, 2019, the Company made repayments of approximately $3 million.

Note 7 – Derivatives

Commodity Derivatives

The Company hedges a portion of its forecasted production to reduce exposure to fluctuations in oil and natural gas prices and provide long-term cash flow predictability to manage its business.  The Company also hedges its exposure to natural gas differentials in certain operating areas.  In addition, the Company hedges purchase costs and margins of its Blue Mountain Midstream business.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents derivative positions for the periods indicated as of June 30, 2019:

	2019	2020
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	28,704	10,980
Average price ($/MMBtu)	$2.88	$2.82
Collars (NYMEX Henry Hub):
Hedged volume (MMMBtu)	3,680	—
Average floor price ($/MMBtu)	$2.75	$—
Average ceiling price ($/MMBtu)	$3.00	$—
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	202	183
Average price ($/Bbl)	$64.52	$64.63
Natural gas basis differential positions: (1)
PEPL basis swaps:
Hedged volume (MMMBtu)	12,880	7,320
Hedge differential	$(0.64)	$(0.45)
MichCon basis swaps: (2)
Hedged volume (MMMBtu)	3,680	3,660
Hedge differential ($/MMBtu)	$(0.19)	$(0.19)
NWPL basis swaps:
Hedged volume (MMMBtu)	1,840	—
Hedge differential ($/MMBtu)	$(0.61)	$—
Enable basis swaps:
Hedged volume (MMMBtu)	765	—
Hedge differential ($/MMBtu)	$(0.23)	$—
Southern Star basis swaps:
Hedged volume (MMMBtu)	765	—
Hedge differential ($/MMBtu)	$(0.57)	$—
NGL Positions:
Fixed price swap (Mont Belvieu ethane):
Hedged volume (gallons in thousands)	23,184	—
Average price ($/gallon)	$0.34	$—
Fixed price swap (Mont Belvieu propane):
Hedged volume (gallons in thousands)	7,728	—
Average price ($/gallon)	$0.68	$—
Margin spread (Mont Belvieu propane and Conway propane):
Hedged volume (gallons in thousands)	11,592	—
Average price ($/gallon)	$(0.07)	$—
Margin spread (Mont Belvieu natural gas and Conway natural gas):
Hedged volume (gallons in thousands)	11,592	—
Average price ($/gallon)	$(0.09)	$—

(1)	Settled or to be settled, as applicable, on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.
(2)	In July 2019, in connection with the closing of the Michigan Assets Sale, the Company canceled its MichCon basis swaps for 2019 and 2020.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the six months ended June 30, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and natural gas basis swaps for 2020.  During the six months ended June 30, 2018, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for March 2018 through December 2019, natural gas fixed price swaps for January 2019 through December 2019 and oil fixed price swaps for January 2019 through December 2019.  In addition, in April 2018, in connection with the closing of the Altamont Bluebell Assets Sale, the Company canceled its oil collars for 2018 and 2019, and paid net cash settlements of approximately $20 million for the cancellations.

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

Balance Sheet Presentation

The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the consolidated balance sheets.  See Note 8 for fair value disclosures about commodity derivatives.  The following table summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2019	December 31, 2018
	(in thousands)
Assets:
Commodity derivatives	$24,767	$21,851
Liabilities:
Commodity derivatives	$9,909	$11,209

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

The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $25 million at June 30, 2019.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Derivatives

A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Gains (losses) on commodity derivatives	$20,249	$(7,525)	$7,008	$(22,555)
Marketing expenses	(2,781)	—	(4,961)	—
Gains (losses) on commodity derivatives	$17,468	$(7,525)	$2,047	$(22,555)

The Company received net cash settlements of approximately $3 million for the three months ended June 30, 2019, and paid net cash settlements of approximately $2 million for the six months ended June 30, 2019.  The Company paid net cash settlements of approximately $21 million and $25 million for the three months and six months ended June 30, 2018, respectively.

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
	Level 2	Netting (1)	Total
		(in thousands)
Assets:
Commodity derivatives	$24,767	$(4,272)	$20,495
Liabilities:
Commodity derivatives	$9,909	$(4,272)	$5,637

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	December 31, 2018
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$21,851	$(6,490)	$15,361
Liabilities:
Commodity derivatives	$11,209	$(6,490)	$4,719

(1)	Represents counterparty netting under agreements governing such derivatives.

Note 9 – Asset Retirement Obligations

The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations.  Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred.  The liabilities are included in “other accrued liabilities” and “asset retirement obligations” on the condensed consolidated balance sheets.  Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations.  The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate.  These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

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

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2018	$105,259
Liabilities added from drilling	195
Liabilities associated with assets divested	(14,921)
Current year accretion expense	3,079
Settlements	(805)
Asset retirement obligations at June 30, 2019	$92,807

Note 10 – Commitments and Contingencies

On May 11, 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) and Berry Petroleum Company, LLC (“Berry” and collectively with the LINN Debtors, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered an order approving and confirming the plan (the “Plan”) of reorganization of the Debtors (the “Confirmation Order”).  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order, including

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

to potentially reopen the Chapter 11 cases if certain matters currently on appeal in the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) are overturned, including the Default Interest Appeal (as defined below).

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

On March 17, 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under Linn Energy, Inc.’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million.  The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order.  On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest.  That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas (the “District Court”) affirmed the Bankruptcy Court’s ruling.  On April 30, 2018, the Bankruptcy Court approved the substitution of UMB Bank, National Association (“UMB Bank”) as successor to Wells Fargo as administrative agent under Linn Energy, Inc.’s credit facility.  UMB Bank then immediately filed a notice of appeal to the Fifth Circuit from the decision by the District Court to affirm the decision of the Bankruptcy Court (the “Default Interest Appeal”).  The Fifth Circuit heard oral arguments on February 6, 2019, and, on June 12, 2019, affirmed the rulings of the Bankruptcy Court and District Court that UMB Bank, as the successor to Wells Fargo, was not entitled to post-petition default interest.  On July 12, 2019, UMB Bank filed a petition for rehearing and rehearing en banc with the Fifth Circuit, but these petitions were denied by the Fifth Circuit on August 5, 2019. The Company has no indication of whether UMB Bank will file an additional appeal with the Supreme Court of the United States.

The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Except for in connection with its Chapter 11 proceedings, the Company made no significant payments to settle any legal, environmental or tax proceedings during the six months ended June 30, 2019, or June 30, 2018.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Note 11 – Operating Leases

Lessee

The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2022.  During the three months and six months ended June 30, 2019, the Company recorded lease expenses of approximately $1 million and $2 million, respectively.  As of June 30, 2019, the right of use lease liability was approximately $3 million using a discount rate of approximately 5.0% based on the incremental borrowing rate under the Riviera Credit Facility (as defined in Note 6) and a weighted average remaining term of approximately one year.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2019, future minimum lease payments were as follows (in thousands):

2019	$2,647
2020	2,145
2021	252
2022	4
2023	—
Thereafter	—
$5,048

Lessor

The Company leases a building located in Oklahoma to Roan and to a third party under lease agreements expiring on 2023 and 2024, with the option to extend the lease.  In June 2019, the third party lease agreement was extended to 2024.  We determine if an arrangement is a lease at inception.  None of our leases allow the lessee to purchase the leased asset.

Lease income for both the three months and six months ended June 30, 2019, totaled approximately $1 million not including amounts of variable lease payments that is excluded from the table below as the amounts cannot be reasonably estimated for future periods.

As of June 30, 2019, future minimum lease revenues were as follows (in thousands):

2019	$1,006
2020	2,058
2021	2,058
2022	2,058
2023	525
Thereafter	127
$7,832

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

As of June 30, 2019, 2,577,268 shares were issuable under the Riviera Omnibus Incentive Plan pursuant to outstanding Riviera RSUs, including (i) 227,910 Riviera Legacy RSUs, (ii) 487,992 restricted stock units of the Company granted to certain employees of the Company (the “Restricted Shares” and together with Riviera Legacy RSUs, the “Riviera RSUs”), (iii) 1,861,366 restricted stock units of the Company granted as performance units to certain employees of the Company (the “Riviera Performance Shares”) that, in the case of the Performance Shares, vest, if at all, based on the achievement of certain performance conditions specified in the award agreements.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Committee (as defined in the Riviera Omnibus Incentive Plan) has broad authority under the Riviera Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.  As of June 30, 2019, up to 1,296,637 shares of common stock were available for issuance under the Riviera Omnibus Incentive Plan within the share reserve established under the Riviera Omnibus Incentive Plan, 20,067 of which the Committee has designated for issuance as Restricted Shares and 76,542 of which the Committee has designated for issuance as Performance Shares.  If any stock option or other stock-based award granted under the Riviera Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award shall again be available for the purpose of awards under the Riviera Omnibus Incentive Plan.  If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the Riviera Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Riviera Omnibus Incentive Plan.  Any award under the Riviera Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.

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

Blue Mountain Midstream Omnibus Incentive Plan

Blue Mountain Midstream is governed by its Second Amended and Restated Limited Liability Operating Agreement (as amended, the “BMM LLC Agreement”), which provides for two classes of membership units: Class A Units, of which 100% are held by Linn Holdco II (a wholly owned subsidiary of Riviera) and Class B Units.  Pursuant to the BMM LLC Agreement, Blue Mountain Midstream has the authority to issue an unlimited number of Class A Units and up to 58,750 Class B Units.  As of June 30, 2019, Blue Mountain Midstream has issued 701,350 Class A Units and no Class B Units.

In July 2018, Blue Mountain Midstream adopted the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (as amended, the “BMM Incentive Plan”) pursuant to which employees and consultants of Blue Mountain Midstream and its affiliates are eligible to receive unit options, restricted units, dividend equivalents, performance awards, other unit-based awards and other cash-based awards.  The Committee (as defined in the BMM Incentive Plan) has broad authority under the BMM Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of units that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the units or the award.  The aggregate number of units available for issuance under the BMM Incentive Plan matches the maximum number of Class B Units issuable by Blue Mountain Midstream.

As of June 30, 2019, under the BMM Incentive Plan, Blue Mountain Midstream had granted awards that could result in the issuance of 56,717 Class B Units or an equivalent value in cash, at the Board’s discretion.  The issued awards include 11,339 restricted security units (“BMM RSUs”) and 22,689 performance stock units (“BMM PSUs”) (45,378 at 200% of target).  The BMM RSUs can be paid, at the Board’s discretion, in cash or an equivalent number of Class B Units.  Payment for the BMM PSUs only occurs upon the achievement by Blue Mountain Midstream of a certain equity value (subject to certain adjustments) specified in the award agreements.  If such equity value is achieved, the recipient of the BMM PSU will receive a number of Class B Units (or an equivalent value in cash, at the Board’s discretion) equal to 50% to 200% of the target number of BMM PSUs held by such individual, as specified in the award agreements.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As a result of the Company’s history of cash settling awards, all unvested share-based compensation awards are liability classified at June 30, 2019.  The Company has recognized a liability of approximately $10 million and $4 million at June 30, 2019, and December 31, 2018, respectively, related to unvested share based compensation awards included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets.  All cash settlements of liability classified awards are classified as operating activities on the statement of cash flows.

A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Marketing expenses	$55	$—	$162	$—
General and administrative expenses	3,625	58,188	9,825	75,225
Total share-based compensation expenses	$3,680	$58,188	$9,987	$75,225
Income tax benefit	$639	$4,315	$1,684	$6,732

Riviera Restricted Stock Units

During the six months ended June 30, 2019, upon vesting of Riviera RSUs and at the election of participants, the Company repurchased 136,632 Riviera RSUs for a total cost of approximately $2 million.  In addition, 81,923 shares of common stock were issued to participants (net of statutory tax withholdings) upon vesting of Riviera RSUs.

Blue Mountain Midstream Restricted Security Units

During the six months ended June 30, 2019, Blue Mountain Midstream granted 11,339 BMM RSUs with a fair value of approximately $12 million as of June 30, 2019, that vest ratably in three tranches over approximately two years with the first vesting occurring on April 2, 2019.

Performance Shares

In December 2018, the Company granted 1,899,156 Performance Shares (the maximum number of shares available to be earned) to certain members of management.  The vesting of these awards is determined based on the Company’s equity value (subject to adjustment for distributions to shareholders and certain other items) at a specified time.  As of June 30, 2019, the

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

aggregate fair value of Riviera Performance Shares was approximately $2 million.  To date, no performance targets have been met.  The cost is expected to be recognized over the life of the award.

During the six months ended June 30, 2019, Blue Mountain Midstream granted 22,689 BMM PSUs (45,378 at 200% of target) (the maximum number of awards available to be earned) with a fair value of approximately $6 million as of June 30, 2019.  The vesting of these awards is determined based on Blue Mountain Midstream’s equity value (subject to certain adjustments) at a specified time.  To date, no performance targets have been met.  The cost is expected to be recognized over the life of the award.

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

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three Months Ended June 30,
	2019	2018
	(in thousands, except per share amounts)

(Loss) income from continuing operations	$(6,676)	$8,955
Income (loss) from discontinued operations, net of income taxes	—	(1,758)
Net (loss) income	$(6,676)	$7,197
Income (loss) per share:
(Loss) income from continuing operations per share ‒ Basic	$(0.10)	$0.11
(Loss) income from continuing operations per share ‒ Diluted	$(0.10)	$0.11

Income (loss) from discontinued operations per share ‒ Basic	$—	$(0.02)
Income (loss) from discontinued operations per share ‒ Diluted	$—	$(0.02)

Net (loss) income per share ‒ Basic	$(0.10)	$0.09
Net (loss) income per share ‒ Diluted	$(0.10)	$0.09

Weighted average shares outstanding ‒ Basic	65,005	76,191
Dilutive effect of unit equivalents	84	—
Weighted average shares outstanding ‒ Diluted	65,089	76,191

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands, except per share amounts)

Income from continuing operations	$6,050	$43,563
Income from discontinued operations, net of income taxes	—	34,573
Net income	$6,050	$78,136
Income per share:
Income from continuing operations per share ‒ Basic	$0.09	$0.58
Income from continuing operations per share ‒ Diluted	$0.09	$0.58

Income from discontinued operations per share ‒ Basic	$—	$0.45
Income from discontinued operations per share ‒ Diluted	$—	$0.45

Net income per share ‒ Basic	$0.09	$1.03
Net income per share ‒ Diluted	$0.09	$1.03

Weighted average shares outstanding ‒ Basic	66,900	76,191
Dilutive effect of unit equivalents	179	—
Weighted average shares outstanding ‒ Diluted	67,079	76,191

The diluted earnings per share calculation excludes the Riviera Performance Shares for the three months and six months ended June 30, 2019, because no performance targets have been met.  No restricted stock units were anti-dilutive for the three months and six months ended June 30, 2018.

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

Amounts recognized as income taxes are included in “income tax (benefit) expense,” as well as discontinued operations, on the condensed consolidated statements of operations.  The effective income tax rates were approximately 23% and 29% for the three months and six months ended June 30, 2019, respectively.  The effective income tax rates were approximately 60% for both the three months and six months ended June 30, 2018.  For both the three months and six months ended June 30, 2019, the Company’s federal and state statutory rate net of the federal tax benefit was approximately 24%.  The increase in the effective tax rate in excess of the statutory rate in 2018 is primarily due to non-deductible executive compensation prior to the Spin-off.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 15 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other current assets” reported on the condensed consolidated balance sheets include the following:

	June 30, 2019	December 31, 2018
	(in thousands)

Prepaids	$10,573	$13,493
Receivable from related party	—	8,300
Inventories	3,383	3,720
Other	682	1,208
Other current assets	$14,638	$26,721

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	June 30, 2019	December 31, 2018
	(in thousands)

Accrued compensation	$9,769	$16,820
Asset retirement obligations (current portion)	1,327	1,445
Deposits	9,874	10,060
Other	3,686	6,149
Other accrued liabilities	$24,656	$34,474

The following table provides a reconciliation of “cash and cash equivalents” reported on the condensed consolidated balance sheets to “cash, cash equivalents and restricted cash” reported on the condensed consolidated statement of cash flows:

	June 30, 2019	December 31, 2018
	(in thousands)

Cash and cash equivalents	$80,229	$18,529
Restricted cash	26,457	31,248
Cash, cash equivalents and restricted cash	$106,686	$49,777

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)

Cash payments for interest, net of amounts capitalized	$1,471	$—
Cash payments for income taxes	$—	$—
Cash payments for reorganization items, net	$472	$2,911

Noncash investing activities:
Accrued capital expenditures	$11,140	$21,968

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  At June 30, 2019, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $16 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), approximately $9 million related to deposits and approximately $1 million related to the Mayzure Notes.  At December 31, 2018, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $21 million that will be used to settle certain claims in accordance with the Plan and approximately $10 million related to deposits.

Note 16 – Related Party Transactions

Private Share Repurchases

During the month of May, the Company purchased at a discount to market, 278,587 shares of common stock from York Select Strategy Master Fund, L.P. at an average price of $13.55 for a total cost of approximately $4 million.  On July 24, 2019, the Company purchased at a discount to market, 285,024 shares of common stock from Fir Tree Capital Opportunity Master Fund, L.P. and 39,485 shares of common stock from Fir Tree Capital Opportunity Fund (E), L.P. at an average price of $10.90 for a total cost of approximately $4 million.

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

Under the MSA, Roan reimbursed Riviera Operating for certain costs and expenses incurred by Riviera Operating in connection with providing the services, and Roan paid to Riviera Operating a service fee of $1.25 million per month, prorated for partial months.  For the three months and six months ended June 30, 2018, the Company recognized service fees of approximately $1 million and $5 million, respectively, as a reduction to general and administrative expense.  The MSA terminated according to its terms on April 30, 2018.

On March 1, 2018, the Company commenced a lease agreement with Roan to lease office space in the Company’s building located in Oklahoma.  The lease term is for five years and is recorded in “other, net” on the condensed consolidated statements of operations.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On January 31, 2019, a subsidiary of the Company’s subsidiary, Blue Mountain Midstream, entered into an agreement to gather, treat or dispose of produced water from Roan.  On April 1, 2019, Blue Mountain Midstream began providing services under the agreement.  The original term of the agreement is until January 31, 2029.  For both the three months and six months ended June 30, 2019, the Company recorded revenue from Roan of approximately $8 million included in “marketing revenues” on the condensed consolidated statements of operations.  At June 30, 2019, the Company had approximately $5 million receivable from Roan, included in “accounts receivable – trade, net” on the condensed consolidated balance sheet.

In addition, Blue Mountain Midstream has an agreement in place with Roan for the purchase and processing of natural gas from certain of Roan’s properties.  For the three months and six months ended June 30, 2019, the Company made natural gas purchases from Roan of approximately $25 million and $59 million, respectively, included in “marketing expenses” on the condensed consolidated statements of operations.  At June 30, 2019, the Company had approximately $7 million due to Roan, associated with natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.  For the three months and six months ended June 30, 2018, the Company made natural gas purchases from Roan of approximately $15 million and $32 million, respectively, included in “marketing expenses” on the consolidated statements of operations.  At December 31, 2018, the Company had approximately $9 million due from Roan, primarily associated with amounts due to Riviera under the agreements related to the Spin-off, included in “other current assets” and approximately $14 million due to Roan, primarily associated with joint interest billings and natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.

On July 17, 2019, a subsidiary of Blue Mountain Midstream entered into a 10-year agreement with Roan to gather Roan’s oil in a nine Township area in central Oklahoma.

Note 17 – Segments

At June 30, 2019, the Company had two reporting segments: Upstream and Blue Mountain.  The upstream reporting segment was engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and consists of the Company’s properties in the Hugoton Basin, (including the Jayhawk natural gas processing plant, located in Kansas), East Texas, the Mid-Continent, Michigan/Illinois, North Louisiana and the Uinta Basin.  The Blue Mountain reporting segment was new for the second quarter of 2018 as a result of a change in the way the chief operating decision maker (“CODM”) assesses the Company’s results of operations following the hiring of a segment manager to lead the Blue Mountain reporting segment and the commissioning of the cryogenic natural gas processing facility during the second quarter of 2018.  As a result, the first quarter of 2018 segment disclosure has been recast for comparative purposes.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services in the Merge/SCOOP/STACK play.  To assess the performance of the Company’s reporting segments, the CODM analyzes field level cash flow, a non-GAAP financial metric.  The Company defines field level cash flow as revenues less direct operating expenses.  Other indirect income (expenses) include “general and administrative expenses,” “exploration costs,” “depreciation, depletion and amortization,” “impairment of assets held for sale,” “losses (gains) on sale of assets and other, net,” “other income and (expenses)” and “reorganization items, net.”  Prior period amounts are presented on a comparable basis.  In addition, information regarding total assets by reporting segment is not presented because it is not reviewed by the CODM.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables present the Company’s financial information by reporting segment:

	Three Months Ended June 30, 2019
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$66,757	$—	$—	$66,757
Marketing revenues	10,750	42,644	—	53,394
Other revenues	5,150	—	—	5,150
	82,657	42,644	—	125,301

Lease operating expenses	23,845	—	—	23,845
Transportation expenses	18,053	—	—	18,053
Marketing expenses	7,836	31,031	2,944	41,811
Taxes other than income taxes	6,146	708	(4,255)	2,599
Total direct operating expenses	55,880	31,739	(1,311)	86,308
Field level cash flow	$26,777	$10,905	1,311	38,993
Gains on commodity derivatives			20,249	20,249
Other indirect income (expenses)			(67,965)	(67,965)
Loss from continuing operations before income taxes				$(8,723)

	Three Months Ended June 30, 2018
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$87,004	$—	$—	$87,004
Marketing revenues	22,901	20,066	—	42,967
Other revenues	6,387	—	—	6,387
	116,292	20,066	—	136,358

Lease operating expenses	24,088	—	—	24,088
Transportation expenses	21,213	—	—	21,213
Marketing expenses	20,244	20,083	—	40,327
Taxes other than income taxes	6,737	285	93	7,115
Total direct operating expenses	72,282	20,368	93	92,743
Field level cash flow	$44,010	$(302)	(93)	43,615
Losses on commodity derivatives			(7,525)	(7,525)
Other indirect income (expenses)			(13,799)	(13,799)
Income from continuing operations before income taxes				$22,291

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Six Months Ended June 30, 2019
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$143,102	$—	$—	$143,102
Marketing revenues	35,769	84,972	—	120,741
Other revenues	11,153	—	—	11,153
	190,024	84,972	—	274,996

Lease operating expenses	47,897	—	—	47,897
Transportation expenses	37,203	—	—	37,203
Marketing expenses	27,620	62,456	5,124	95,200
Taxes other than income taxes	11,669	1,383	(4,153)	8,899
Total direct operating expenses	124,389	63,839	971	189,199
Field level cash flow	$65,635	$21,133	(971)	85,797
Gains on commodity derivatives			7,008	7,008
Other indirect income (expenses)			(84,309)	(84,309)
Income from continuing operations before income taxes				$8,496

	Six Months Ended June 30, 2018
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$223,880	$—	$—	$223,880
Marketing revenues	47,276	41,958	—	89,234
Other revenues	12,281	—	—	12,281
	283,437	41,958	—	325,395

Lease operating expenses	71,972	—	—	71,972
Transportation expenses	40,307	—	—	40,307
Marketing expenses	41,380	40,702	—	82,082
Taxes other than income taxes	14,908	477	182	15,567
Total direct operating expenses	168,567	41,179	182	209,928
Field level cash flow	$114,870	$779	(182)	115,467
Losses on commodity derivatives			(22,555)	(22,555)
Other indirect income (expenses)			15,526	15,526
Income from continuing operations before income taxes				$108,438

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The Company’s upstream reporting segment properties are located in six operating regions in the United States (“U.S.”):

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

During 2018, the Company divested all of its properties located in the previous Permian Basin operating region.  The Company divested of all of its assets in Michigan in July of 2019 and has entered into an agreement to divest of all of its assets in Illinois, which is anticipated to close in August of 2019.  See below and Note 3 for details of the Company’s divestitures.  As a result of these divestitures, the Company will no longer have a Michigan/Illinois operating region.

For the three months ended June 30, 2019, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $67 million compared to $87 million for the three months ended June 30, 2018;
•	average daily production of approximately 286 MMcfe/d compared to 312 MMcfe/d for the three months ended June 30, 2018;
•	net loss of approximately $7 million compared to net income of $7 million for the three months ended June 30, 2018;
•	capital expenditures of approximately $41 million compared to $42 million for the three months ended June 30, 2018; and
•	22 wells drilled (all successful) compared to 10 wells drilled (all successful) for the three months ended June 30, 2018.

For the six months ended June 30, 2019, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $143 million compared to $224 million for the six months ended June 30, 2018;
•	average daily production of approximately 275 MMcfe/d compared to 356 MMcfe/d for the six months ended June 30, 2018;
•	net income of approximately $6 million compared to $78 million for the six months ended June 30, 2018;
•	net cash provided by operating activities of approximately $59 million compared to $57 million for the six months ended June 30, 2018;
•	capital expenditures of approximately $102 million compared to $109 million for the six months ended June 30, 2018; and
•	35 wells drilled (all successful) compared to 15 wells drilled (all successful) for the six months ended June 30, 2018.

Divestitures Through the Second Quarter of 2019

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a net loss of approximately $9 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma (the “Arkoma Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recognized a net gain of approximately $28 million.

Divestitures – Subsequent Event

On May 23, 2019, the Company announced the Michigan Assets Sale.  The sale was completed on July 3, 2019.  Cash proceeds expected from the sale of these properties are approximately $39 million.  During the three months ended June 30, 2019, the Company recorded a noncash impairment charge to reduce the carrying value of these assets to fair value of approximately $18 million.

On June 13, 2019, the Company signed an agreement to sell the Illinois Assets Sale for approximately $4 million.  The sale is expected to close in August 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

2019 Capital Budget

For 2019, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $188 million, including approximately $68 million related to its oil and natural gas capital program and approximately $120 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Financing Activities

Share Repurchase Program

On August 16, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding shares of common stock.  During the six months ended June 30, 2019, the Company repurchased an aggregate of 5,643,131 shares of common stock at an average price of $13.78 per share for a total cost of approximately $78 million.  Included in this number are private purchases of 278,587 shares of common stock purchased at a discount to market, at an average price of $13.55 for a total cost of approximately $4 million.  At June 30, 2019, approximately $4 million was available for share repurchases under the program.  On July 18, 2019, the Company’s Board of Directors increased the share repurchase authorization to $150 million.  Consequently, as of July 18, 2019, approximately $54 million was available for share repurchases under the program.

Subsequent to July 18, 2019, the Company repurchased an aggregate of 2,122,478 shares of common stock.  Consequently, as of August 7, 2019, approximately $32 million was available for share repurchases under the program.

In accordance with the SEC’s regulations regarding issuer tender offers, the Company’s share repurchase program was suspended concurrent with the June 13, 2019, announcement of the intent to commence a tender offer as discussed below.  The program may be resumed on or after July 31, 2019.

Any share repurchases are subject to restrictions in the Company’s senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”).

Tender Offer

On June 13, 2019, the Company’s Board of Directors announced the intention to commence a tender offer to purchase $40 million of the Company’s common stock.  In June 2019, upon the terms and subject to the conditions described in the Offer to Purchase dated June 18, 2019, the Company offered to repurchase an aggregate of 2,666,666 shares of common stock at a price of $15.00 per share for a total cost of approximately $40 million (excluding expenses of the tender offer).  On July 19, 2019, the Company announced that it accepted 2,666,666 shares of common stock for repurchase under the terms of the Offer to Purchase.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Oil Services Agreement

On July 17, 2019, a subsidiary of Blue Mountain Midstream entered into an agreement with Roan to gather Roan’s oil in the Merge/SCOOP/STACK play.   The agreement provides for a 10-year term covering an 89,000 net acre dedicated area in nine Townships in central Oklahoma.  Blue Mountain plans to construct an initial crude system consisting of approximately 50 miles of gathering pipelines with two downstream interconnections providing Roan with direct access to the Cushing market.  The Blue Mountain system will initially be capable of transporting up to 60,000 barrels per day of crude oil.  The construction will commence immediately and services beginning by year end.

Commodity Derivatives

During the six months ended June 30, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and natural gas basis swaps for 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$46,604	$53,662	$(7,058)
Oil sales	10,222	10,919	(697)
NGL sales	9,931	22,423	(12,492)
Total oil, natural gas and NGL sales	66,757	87,004	(20,247)
Gains (losses) on commodity derivatives	20,249	(7,525)	27,774
Marketing and other revenues	58,544	49,354	9,190
	145,550	128,833	16,717
Expenses:
Lease operating expenses	23,845	24,088	(243)
Transportation expenses	18,053	21,213	(3,160)
Marketing expenses	41,811	40,327	1,484
General and administrative expenses (1)	13,489	92,395	(78,906)
Exploration costs	969	53	916
Depreciation, depletion and amortization	23,181	21,980	1,201
Impairment of assets held for sale	18,390	—	18,390
Taxes, other than income taxes	2,599	7,115	(4,516)
Losses (gains) on sale of assets and other, net	9,885	(101,934)	111,819
	152,222	105,237	46,985
Other income and (expenses)	(1,627)	(46)	(1,581)
Reorganization items, net	(424)	(1,259)	835
(Loss) income from continuing operations before income taxes	(8,723)	22,291	(31,014)
Income tax (benefit) expense	(2,047)	13,336	(15,383)
(Loss) income from continuing operations	(6,676)	8,955	(15,631)
Loss from discontinued operations, net of income taxes	—	(1,758)	1,758
Net (loss) income	$(6,676)	$7,197	$(13,873)

(1)

General and administrative expenses for the three months ended June 30, 2019, and June 30, 2018, include approximately $4 million and $58 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the three months ended June 30, 2018, include approximately $14 million of severance costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2019	2018	Variance
Average daily production:
Natural gas (MMcf/d)	236	238	(1%)
Oil (MBbls/d)	1.9	1.8	6%
NGL (MBbls/d)	6.4	10.5	(39%)
Total (MMcfe/d)	286	312	(8%)

Weighted average prices: (1)
Natural gas (Mcf)	$2.17	$2.48	(13%)
Oil (Bbl)	$58.11	$66.66	(13%)
NGL (Bbl)	$17.15	$23.43	(27%)

Average NYMEX prices:
Natural gas (MMBtu)	$2.64	$2.80	(6%)
Oil (Bbl)	$59.81	$67.88	(12%)

Costs per Mcfe of production:
Lease operating expenses	$0.92	$0.85	8%
Transportation expenses	$0.69	$0.75	(8%)
General and administrative expenses (2)	$0.52	$3.26	(84%)
Depreciation, depletion and amortization	$0.89	$0.77	16%
Taxes, other than income taxes	$0.10	$0.25	(60%)

Average daily production – discontinued operations:
Equity method investments ‒ Total (MMcfe/d) (3)	—	109	(100%)

(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the three months ended June 30, 2019, and June 30, 2018, include approximately $4 million and $58 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the three months ended June 30, 2018, include approximately $14 million of severance costs.

(3)	Represents the Company’s historical 50% equity interest in Roan.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Three Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Oil, natural gas and NGL sales	$66,757	$87,004	$(20,247)
Marketing and other revenues	15,900	29,288	(13,388)
	82,657	116,292	(33,635)

Lease operating expenses	23,845	24,088	(243)
Transportation expenses	18,053	21,213	(3,160)
Marketing expenses	7,836	20,244	(12,408)
Severance taxes and ad valorem taxes	6,146	6,737	(591)
Total direct operating expenses	55,880	72,282	(16,402)
Field level cash flow (1)	$26,777	$44,010	$(17,233)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $20 million or 23% to approximately $67 million for the three months ended June 30, 2019, from approximately $87 million for the three months ended June 30, 2018, due to lower NGL volumes as a result of divestitures completed in 2018 and lower commodity prices.  Lower natural gas, NGL and oil prices resulted in a decrease in revenues of approximately $7 million, $4 million and $1 million, respectively.

Average daily production volumes decreased to approximately 286 MMcfe/d for the three months ended June 30, 2019, from 312 MMcfe/d for the three months ended June 30, 2018.  Lower NGL production volumes resulted in a decrease in revenues of approximately $9 million offset by an increase in revenues of $1 million due to an increase in oil production volumes.

The following table sets forth average daily production by region:

	Three Months Ended June 30,
	2019	2018	Variance
Average daily production (MMcfe/d):
Hugoton Basin	114	136	(22)	(16%)
East Texas	43	51	(8)	(16%)
Mid-Continent	40	49	(9)	(18%)
North Louisiana	43	27	16	59%
Michigan/Illinois	28	27	1	4%
Uinta Basin	18	22	(4)	(18%)
	286	312	(26)	(8%)

The decrease in average daily production volumes in the Hugoton Basin primarily reflect lower production volumes as a result of divestitures completed during 2018 and 2019, and the election to reject ethane.  The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of divestitures completed during 2018 and 2019, partially offset by increased development capital spending in the region.  See Note 3 for additional information of divestitures.  The decreases in average daily production volumes in the remaining regions reflect lower production volumes as a result of reduced development capital spending and natural declines, offset by an increase in production volumes in North Louisiana due to new wells drilled in 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues

	Three Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$9,331	$22,246	$(12,915)
Helium	4,810	5,744	(934)
Other	1,759	1,298	461
	$15,900	$29,288	$(13,388)

Marketing and other revenues decreased by approximately $13 million or 46% to approximately $16 million for the three months ended June 30, 2019, from approximately $29 million for the three months ended June 30, 2018.  The decrease was primarily due to third party take-in-kind elections.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana regions.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses remained consistent at approximately $24 million for both the three months ended June 30, 2019, and June 30, 2018.  Lease operating expenses per Mcfe increased to $0.92 per Mcfe for the three months ended June 30, 2019, from $0.85 per Mcfe for the three months ended June 30, 2018, due to lower volumes in 2019.

Transportation Expenses

Transportation expenses decreased by approximately $3 million or 15% to approximately $18 million for the three months ended June 30, 2019, from approximately $21 million for the three months ended June 30, 2018.  Transportation expenses per Mcfe decreased to $0.69 per Mcfe for the three months ended June 30, 2019, from $0.75 per Mcfe for the three months ended June 30, 2018.  The decrease in the rate per Mcfe is primarily due to higher volumes in North Louisiana due to new wells drilled in 2019.

Marketing Expenses

	Three Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$7,171	$19,452	$(12,281)
Other	665	792	(127)
	$7,836	$20,244	$(12,408)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $12 million or 61% to approximately $8 million for the three months ended June 30, 2019, from approximately $20 million for the three months ended June 30, 2018.  The decrease was primarily due to third party take-in-kind elections.

Severance and Ad Valorem Taxes

	Three Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Severance taxes	$2,484	$2,819	$(335)
Ad valorem taxes	3,662	3,918	(256)
	$6,146	$6,737	$(591)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2018 and 2019 and lower commodity prices.

Field Level Cash Flow

Field level cash flow decreased by approximately $17 million or 39% to approximately $27 million for the three months ended June 30, 2019, from approximately $44 million for the three months ended June 30, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019 and lower commodity prices.

Blue Mountain Reporting Segment

	Three Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Marketing revenues	$42,644	$20,066	$22,578

Marketing expenses	31,031	20,083	10,948
Severance taxes and ad valorem taxes	708	285	423
Total direct operating expenses	31,739	20,368	11,371
Field level cash flow (1)	$10,905	$(302)	$11,207

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Marketing Revenues

Marketing revenues increased by approximately $23 million to approximately $43 million for the three months ended June 30, 2019, from approximately $20 million for the three months ended June 30, 2018.  The increase was due to higher throughput volumes sold related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018 and water related services.

Average daily throughput volumes increased to approximately 120 MMcf/d for the three months ended June 30, 2019, from 62 MMcf/d for the three months ended June 30, 2018.

Marketing Expenses

Marketing expenses increased by approximately $11 million to approximately $31 million for the three months ended June 30, 2019, from approximately $20 million for the three months ended June 30, 2018.  The increase was due to higher throughput volumes purchased related to the commissioning of the cryogenic natural gas processing facility starting at the end of the second quarter of 2018 and water related services.

Field Level Cash Flow

Field level cash flow increased by approximately $11 million primarily due to increased throughput volumes driven by the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018.

Indirect Income and Expenses Not Allocated to Segments

Gains (Losses) on Commodity Derivatives

Gains on commodity derivatives were approximately $20 million for the three months ended June 30, 2019, compared to losses of approximately $8 million for the three months ended June 30, 2018, representing a variance of approximately $28 million.  Gains on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $79 million or 85% to approximately $13 million for the three months ended June 30, 2019, from approximately $92 million for the three months ended June 30, 2018.  The decrease was primarily due to lower share-based compensation expenses, lower severance costs and lower salaries and benefits related expenses due to lower headcount.  General and administrative expenses per Mcfe decreased to $0.52 per Mcfe for the three months ended June 30, 2019, from $3.26 per Mcfe for the three months ended June 30, 2018.

For the professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”

Exploration Costs

Exploration costs increased by approximately $1 million to approximately $1 million for the three months ended June 30, 2019, from approximately $53,000 for the three months ended June 30, 2018.  The increase was primarily due to higher seismic data expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased by approximately $1 million or 5% to approximately $23 million for the three months ended June 30, 2019, from approximately $22 million for the three months ended June 30, 2018.  Depreciation, depletion and amortization per Mcfe increased to $0.89 per Mcfe for the three months ended June 30, 2019, from $0.77 per Mcfe for the three months ended June 30, 2018.

Impairment of Assets Held for Sale

During the three months ended June 30, 2019, the Company recorded a noncash impairment charge of approximately $18 million to reduce the carrying value of its assets held for sale located in Michigan.

Gains on Sale of Assets and Other, Net

During the three months ended June 30, 2019, the Company recorded a net loss of approximately $9 million on divestitures (see Note 3):

•	Net loss of approximately $9 million on the sale of its interest in non-operated properties in the Hugoton Basin.

During the three months ended June 30, 2018, the Company recorded the following net gains on divestitures (see Note 4):

•	Net gain of approximately $11 million on the sale of its conventional properties located in New Mexico (the “New Mexico Assets Sale”); and
•	Net gain of approximately $83 million, including costs to sell of approximately $2 million, on the Altamont Bluebell Field in Utah (“Altamont Bluebell Assets Sale”).

Other Income and (Expenses)

	Three Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(2,103)	$(584)	$(1,519)
Other, net	476	538	(62)
	$(1,627)	$(46)	$(1,581)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Interest expense increased primarily due to higher debt outstanding and higher amortization of financing fees.  For the three months ended June 30, 2018, interest expense is primarily related to amortization of financing fees.  See “Debt” under “Liquidity and Capital Resources” below for additional details.  For the three months ended June 30, 2019, “other, net” is primarily related to interest and rental income, partially offset by commitment fees for the undrawn portion of the Credit Facilities.

Reorganization Items, Net

The Company incurred significant costs and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings during 2016 and 2017.  Reorganization items represent costs directly associated with the Chapter 11 proceedings since the petition date.  During the three months ended June 30, 2019, and June 30, 2018, reorganization items were approximately less than $1 million and $1 million, respectively, primarily related to legal and other professional fees.

Income Tax Expense

The Company recognized an income tax benefit of approximately $2 million compared to income tax expense of $13 million for the three months ended June 30, 2019, and June 30, 2018, respectively.  The decrease for the three months ended June 30, 2019, is primarily due to a decrease in both book income and non-deductible executive compensation.

Income from Discontinued Operations, Net of Income Taxes

As a result of the Company’s internal reorganization in connection with the Spin-off, the equity interest in Roan was distributed to the Parent on the Reorganization Date and is no longer affiliated with Riviera.  As such, the Company has classified the equity earnings in Roan as discontinued operations.  Loss from discontinued operations, net of income taxes was approximately $2 million for the three months ended June 30, 2018.  See Note 3 for additional information.

Net (Loss) Income

The Company recognized a net loss of approximately $7 million for the three months ended June 30, 2019, compared to net income of approximately $7 million for the three months ended June 30, 2018.  The net loss for the three months ended June 30, 2019, was primarily due to a noncash impairment charge recorded to the Company’s Michigan assets held for sale, lower production volumes and prices and a net loss recorded on the sale of assets, partially offset by gains on commodity derivatives and lower expenses.  See discussion above for explanations of variances.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$103,741	$116,990	$(13,249)
Oil sales	15,950	56,615	(40,665)
NGL sales	23,411	50,275	(26,864)
Total oil, natural gas and NGL sales	143,102	223,880	(80,778)
Gains (losses) on commodity derivatives	7,008	(22,555)	29,563
Marketing and other revenues	131,894	101,515	30,379
	282,004	302,840	(20,836)
Expenses:
Lease operating expenses	47,897	71,972	(24,075)
Transportation expenses	37,203	40,307	(3,104)
Marketing expenses	95,200	82,082	13,118
General and administrative expenses (1)	32,480	137,174	(104,694)
Exploration costs	2,207	1,255	952
Depreciation, depletion and amortization	44,953	50,445	(5,492)
Impairment of assets held for sale	18,390	—	18,390
Taxes, other than income taxes	8,899	15,567	(6,668)
Gains on sale of assets and other, net	(17,380)	(208,230)	190,850
	269,849	190,572	79,277
Other income and (expenses)	(3,187)	(620)	(2,567)
Reorganization items, net	(472)	(3,210)	2,738
Income from continuing operations before income taxes	8,496	108,438	(99,942)
Income tax expense	2,446	64,875	(62,429)
Income from continuing operations	6,050	43,563	(37,513)
Income from discontinued operations, net of income taxes	—	34,573	(34,573)
Net income	$6,050	$78,136	$(72,086)

(1)

General and administrative expenses for the six months ended June 30, 2019, and June 30, 2018, include approximately $10 million and $75 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the six months ended June 30, 2018, include approximately $18 million of severance costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2019	2018	Variance
Average daily production:
Natural gas (MMcf/d)	226	252	(10%)
Oil (MBbls/d)	1.6	5.1	(69%)
NGL (MBbls/d)	6.7	12.3	(46%)
Total (MMcfe/d)	275	356	(23%)

Weighted average prices: (1)
Natural gas (Mcf)	$2.54	$2.57	(1%)
Oil (Bbl)	$56.25	$61.07	(8%)
NGL (Bbl)	$19.44	$22.56	(14%)

Average NYMEX prices:
Natural gas (MMBtu)	$2.89	$2.90	—
Oil (Bbl)	$57.36	$65.37	(12%)

Costs per Mcfe of production:
Lease operating expenses	$0.96	$1.12	(14%)
Transportation expenses	$0.75	$0.62	21%
General and administrative expenses (2)	$0.65	$2.13	(69%)
Depreciation, depletion and amortization	$0.90	$0.78	15%
Taxes, other than income taxes	$0.18	$0.24	(25%)

Average daily production – discontinued operations:
Equity method investments ‒ Total (MMcfe/d) (3)	—	111	(100%)

(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the six months ended June 30, 2019, and June 30, 2018, include approximately $10 million and $75 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the six months ended June 30, 2018, include approximately $18 million of severance costs.

(3)	Represents the Company’s historical 50% equity interest in Roan.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Oil, natural gas and NGL sales	$143,102	$223,880	$(80,778)
Marketing and other revenues	46,922	59,557	(12,635)
	190,024	283,437	(93,413)

Lease operating expenses	47,897	71,972	(24,075)
Transportation expenses	37,203	40,307	(3,104)
Marketing expenses	27,620	41,380	(13,760)
Severance taxes and ad valorem taxes	11,669	14,908	(3,239)
Total direct operating expenses	124,389	168,567	(44,178)
Field level cash flow (1)	$65,635	$114,870	$(49,235)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $81 million or 36% to approximately $143 million for the six months ended June 30, 2019, from approximately $224 million for the six months ended June 30, 2018, due to lower production volumes as a result of divestitures completed in 2018 and 2019. Lower NGL, oil and natural gas prices resulted in a decrease in revenues of approximately $4 million, $2 million and $1 million, respectively.

Average daily production volumes decreased to approximately 275 MMcfe/d for the six months ended June 30, 2019, from 356 MMcfe/d for the six months ended June 30, 2018.  Lower oil, NGL and natural gas production volumes resulted in a decrease in revenues of approximately $39 million, $23 million and $12 million, respectively.

The following table sets forth average daily production by region:

	Six Months Ended June 30,
	2019	2018	Variance
Average daily production (MMcfe/d):
Hugoton Basin	119	146	(27)	(18%)
East Texas	44	53	(9)	(17%)
Mid-Continent	36	53	(17)	(32%)
North Louisiana	31	27	4	15%
Michigan/Illinois	28	28	—	—
Uinta Basin	17	29	(12)	(41%)
Permian Basin	—	20	(20)	(100%)
	275	356	(81)	(23%)

The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of divestitures completed during 2018 and 2019, partially offset by increased development capital spending in the region.  The decreases in average daily production volumes in the Hugoton Basin, Uinta Basin and Permian Basin regions primarily reflect lower production volumes as a result of divestitures completed during 2018.  See Note 3 for additional information of divestitures.  Additionally, Hugoton Basin volumes were impacted by the election to reject ethane.  The decreases in average daily production volumes in these and the remaining regions reflect lower production volumes as a result of reduced development capital spending, partially offset by an increase in production volumes in North Louisiana due to new wells drilled in 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues

	Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$32,825	$45,916	$(13,091)
Helium	10,485	11,294	(809)
Other	3,612	2,347	1,265
	$46,922	$59,557	$(12,635)

Marketing and other revenues decreased by approximately $13 million or 21% to approximately $47 million for the six months ended June 30, 2019, from approximately $60 million for the six months ended June 30, 2018.  The decrease was primarily due to third party take-in-kind elections.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana regions.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $24 million or 33% to approximately $48 million for the six months ended June 30, 2019, from approximately $72 million for the six months ended June 30, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019 and reduced labor costs for field operations as a result of cost savings initiatives.  Lease operating expenses per Mcfe decreased to $0.96 per Mcfe for the six months ended June 30, 2019, from $1.12 per Mcfe for the six months ended June 30, 2018.

Transportation Expenses

Transportation expenses decreased by approximately $3 million or 8% to approximately $37 million for the six months ended June 30, 2019, from approximately $40 million for the six months ended June 30, 2018.  Transportation expenses per Mcfe increased to $0.75 per Mcfe for the six months ended June 30, 2019, from $0.62 per Mcfe for the six months ended June 30, 2018.  The increase in the rate per Mcfe is primarily driven by changes in the Company’s asset base as a result of divestitures in the first quarter of 2018 as well as lower volumes in Hugoton due to the election to reject ethane.

Marketing Expenses

	Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$26,191	$39,405	$(13,214)
Other	1,429	1,975	(546)
	$27,620	$41,380	$(13,760)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $13 million or 33% to approximately $28 million for the six months ended June 30, 2019, from approximately $41 million for the six months ended June 30, 2018.  The decrease was primarily due to third party take-in-kind elections.

Severance and Ad Valorem Taxes

	Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Severance taxes	$4,645	$7,143	$(2,498)
Ad valorem taxes	7,024	7,765	(741)
	$11,669	$14,908	$(3,239)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes due to divestitures completed in 2018 and 2019.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2018 and 2019.

Field Level Cash Flow

Field level cash flow decreased by approximately $49 million or 43% to approximately $66 million for the six months ended June 30, 2019, from approximately $115 million for the six months ended June 30, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019.

Blue Mountain Reporting Segment

	Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Marketing revenues	$84,972	$41,958	$43,014

Marketing expenses	62,456	40,702	21,754
Severance taxes and ad valorem taxes	1,383	477	906
Total direct operating expenses	63,839	41,179	22,660
Field level cash flow (1)	$21,133	$779	$20,354

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Marketing Revenues

Marketing revenues increased by approximately $43 million to approximately $85 million for the six months ended June 30, 2019, from approximately $42 million for the six months ended June 30, 2018.  The increase was due to higher throughput volumes sold related to the commissioning of the cryogenic natural gas processing facility starting at the end of the second quarter of 2018 and water related services.

Average daily throughput volumes increased to approximately 118 MMcf/d for the six months ended June 30, 2019, from 62 MMcf/d for the six months ended June 30, 2018.

Marketing Expenses

Marketing expenses increased by approximately $21 million to approximately $62 million for the six months ended June 30, 2019, from approximately $41 million for the six months ended June 30, 2018.  The increase was due to higher throughput volumes purchased related to the commissioning of the cryogenic natural gas processing facility starting at the end of the second quarter of 2018 and water related services.

Field Level Cash Flow

Field level cash flow increased by approximately $20 million to approximately $21 million for the six months ended June 30, 2019, from approximately $779,000 for the six months ended June 30, 2018.  The increase was primarily due to increased throughput volumes and the operations of the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018.

Indirect Income and Expenses Not Allocated to Segments

Gains (Losses) on Commodity Derivatives

Gains on commodity derivatives were approximately $7 million for the six months ended June 30, 2019, compared to losses of $23 million for the six months ended June 30, 2018, representing a variance of approximately $30 million. Gains on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $105 million or 76% to approximately $32 million for the six months ended June 30, 2019, from approximately $137 million for the six months ended June 30, 2018.  The decrease was primarily due to lower share-based compensation expenses, lower severance costs and lower salaries and benefits related expenses due to lower headcount partially offset by lower transition service fees recorded as a reduction of general and administrative expenses during the six months ended June 30, 2018.  General and administrative expenses per Mcfe decreased to $0.65 per Mcfe for the six months ended June 30, 2019, from $2.13 per Mcfe for the six months ended June 30, 2018.

For the professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”

Exploration Costs

Exploration costs increased by approximately $1 million to approximately $2 million for the six months ended June 30, 2019, from approximately $1 million for the six months ended June 30, 2018.  The increase was primarily due to higher seismic data expenses during the six months ended June 30, 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $5 million or 11% to approximately $45 million for the six months ended June 30, 2019, from approximately $50 million for the six months ended June 30, 2018.  The decrease was primarily due to lower total production volumes, partially offset by Blue Mountain’s increase in depreciation expense related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018 and related compression and gathering systems.  Depreciation, depletion and amortization per Mcfe increased to $0.90 per Mcfe for the six months ended June 30, 2019, from $0.78 per Mcfe for the six months ended June 30, 2018.

Impairment of Assets Held for Sale

During the six months ended June 30, 2019, the Company recorded a noncash impairment charge of approximately $18 million to reduce the carrying value of its assets held for sale located in Michigan.

Gains on Sale of Assets and Other, Net

During the six months ended June 30, 2019, the Company recorded a net gain of approximately $20 million on divestitures (see Note 3):

•	Net loss of approximately $9 million on the sale of its interest in non-operated properties in the Hugoton Basin; and
•	Net gain of approximately $28 million on the Arkoma Assets Sale.

During the six months ended June 30, 2018, the Company recorded the following net gains on divestitures (see Note 4):

•	Net gain of approximately $11 million on the New Mexico Assets Sale;
•	Net gain of approximately $83 million, including costs to sell of approximately $2 million, on the Altamont Bluebell Assets Sale;
•	Net gain of approximately $55 million, including costs to sell of approximately $2 million, on the sale of its conventional properties located in West Texas (the “West Texas Assets Sale”); and
•

Net gain of approximately $46 million, including costs to sell of approximately $1 million, on the sale of its Oklahoma waterflood and Texas Panhandle properties (the “Oklahoma and Texas Assets Sale”).

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(3,074)	$(988)	$(2,086)
Other, net	(113)	368	(481)
	$(3,187)	$(620)	$(2,567)

Interest expense increased primarily due to higher debt outstanding and higher amortization of financing fees.  For the six months ended June 30, 2018, interest expense is primarily related to amortization of financing fees.  See “Debt” under “Liquidity and Capital Resources” below for additional details.  For the six months ended June 30, 2019, “other, net” is primarily related to commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest and rental income.

Reorganization Items, Net

The Company incurred significant costs and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings during 2016 and 2017.  Reorganization items represent costs directly associated with the Chapter 11 proceedings since the petition date.  During the six months ended June 30, 2019, and June 30, 2018, reorganization items were approximately less than $1 million and $3 million, respectively, primarily related to legal and other professional fees.

Income Tax Expense

The Company recognized an income tax expense of approximately $2 million compared to $65 million for the six months ended June 30, 2019, and June 30, 2018, respectively.  The decrease for the six months ended June 30, 2019, is primarily due to a decrease in both book income and non-deductible executive compensation.

Income from Discontinued Operations, Net of Income Taxes

As a result of the Company’s internal reorganization in connection with the Spin-off, the equity interest in Roan was distributed to the Parent on the Reorganization Date and is no longer affiliated with Riviera.  As such, the Company has classified the equity earnings in Roan as discontinued operations.  Income from discontinued operations, net of income taxes was approximately $35 million for the six months ended June 30, 2018.  See Note 3 for additional information.

Net Income

Net income decreased by approximately $72 million to approximately $6 million for the six months ended June 30, 2019, from approximately $78 million for the six months ended June 30, 2018.  The decrease was primarily due to a noncash impairment charge recorded to the Company’s Michigan assets held for sale, lower production revenue, lower gains on sales of assets and lower commodity revenues, partially offset by gains on commodity derivatives and lower expenses during the six months ended June 30, 2019.  See discussion above for explanations of variances.

Liquidity and Capital Resources

The Company’s sources of cash have primarily consisted of proceeds from the Mayzure Notes, divestitures of oil and natural gas properties, net cash provided by operating activities and borrowings under the Blue Mountain Credit Facility.  As a result of divesting certain oil and natural gas properties during the six months ended June 30, 2019, the Company received approximately $95 million in net cash proceeds.  The Company has also used its cash to fund capital expenditures, principally for the development of its oil and natural gas properties, and plant and pipeline construction, the Parent’s repurchases of LINN Energy, Inc. Class A common stock prior to the Spin-off, and repurchases of Riviera’s common stock subsequent to the Spin-off.  Based on current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Statements of Cash Flows

The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash:
Net cash provided by operating activities	$58,801	$57,049
Net cash (used in) provided by investing activities	(9,384)	236,174
Net cash provided by (used in) financing activities	7,492	(469,393)
Net increase (decrease) in cash, cash equivalents and restricted cash	$56,909	$(176,170)

Operating Activities

Cash provided by operating activities was approximately $59 million for the six months ended June 30, 2019, compared to approximately $57 million for the six months ended June 30, 2018, respectively.

Investing Activities

The following provides a comparative summary of cash flow from investing activities:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(104,675)	$(133,315)
Proceeds from sale of properties and equipment and other	95,291	369,489
Net cash (used in) provided by investing activities	$(9,384)	$236,174

The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties and construction of Blue Mountain Midstream’s cryogenic natural gas processing facility, water facilities and related compression and gathering systems.  Capital expenditures decreased primarily due to lower spending on plant and pipeline construction related to Blue Mountain Midstream partially offset by higher oil and natural gas capital spending.  The Company made no material acquisitions of properties during the six months ended June 30, 2019, or June 30, 2018.

Proceeds from sale of properties and equipment and other for the six months ended June 30, 2019, include cash proceeds received of approximately $59 million (excluding a deposit of approximately $5 million received in 2018) from the Arkoma Assets Sale and approximately $31 million from the sale of non-operated properties in the Hugoton Basin.  Proceeds from sale of properties and equipment and other for the six months ended June 30, 2018, include cash proceeds received of approximately $109 million from the West Texas Assets Sale, approximately $101 million (excluding a deposit of approximately $12 million received in 2017) from the Oklahoma and Texas Assets Sale, approximately $134 million related to the Altamont Bluebell Assets Sale and approximately $15 million related to the New Mexico Assets Sale.

See below for details regarding accrued and paid capital expenditures for the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)

Oil and natural gas	$53,700	$17,231
Plant and pipeline	45,783	91,125
Other	2,033	598
Capital expenditures, excluding acquisitions	$101,516	$108,954

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The decrease in capital expenditures was primarily due to lower plant and pipeline construction activities associated with Blue Mountain Midstream, partially offset by higher oil and natural gas development activities.  For 2019, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $188 million, including approximately $68 million related to its oil and natural gas capital program and approximately $120 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Financing Activities

Cash provided by financing activities was approximately $7 million for the six months ended June 30, 2019, compared to cash used of approximately $469 million for the six months ended June 30, 2018, respectively.  During the six months ended June 30, 2019, the primary sources of cash provided by financing activities were borrowings under the Mayzure Notes and the Blue Mountain Credit Facility, partially offset by repurchases of common stock and repayments under the Riviera Credit Facility.  During the six months ended June 30, 2018, the primary use of cash in financing activities was transfers to the Parent to fund the repurchases of LINN Energy’s Class A Common Stock and settlement of LINN Energy RSUs.

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

Six Months Ended June 30, 2019
(in thousands)
Proceeds from borrowings:
Mayzure Notes	$81,925
Blue Mountain Credit Facility	33,300
$115,225
Repayments of debt:
Riviera Credit Facility	$(20,000)
Blue Mountain Credit Facility	(4,300)
Mayzure Notes	(2,649)
$(26,949)

Debt

At July 31, 2019, there were no borrowings outstanding and approximately $197 million of available borrowing capacity under the Riviera Credit Facility (which includes a $33 million reduction for outstanding letters of credit).  At July 31, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $42 million and there was approximately $145 million of available borrowing capacity (which includes a $13 million reduction for outstanding letters of credit).

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

Commitments and Contractual Obligations

The Company has long-term debt, asset retirement obligations, operating leases and commodity derivative liabilities that were summarized in the table of commitments and contractual obligations in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.  With the exception of borrowings and repayments of the Company’s debt obligations, there have been no other significant changes to the Company’s obligations since December 31, 2018.  For additional information related to the Company’s debt, see Note 6.

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

The Company hedges a portion of its forecasted production to reduce exposure to fluctuations in oil and natural gas prices and provide long-term cash flow predictability to manage its business.  The Company does not enter into derivative contracts for trading purposes.  The appropriate level of production to be hedged is an ongoing consideration based on a variety of factors, including among other things, current and future expected commodity market prices, the Company’s overall risk profile, including leverage and size and scale considerations, as well as any requirements for or restrictions on levels of hedging contained in any credit facility or other debt instrument applicable at the time.  In addition, when commodity prices are depressed and forward commodity price curves are flat or in backwardation, the Company may determine that the benefit of hedging its anticipated production at these levels is outweighed by its resultant inability to obtain higher revenues for its production if commodity prices recover during the duration of the contracts.  As a result, the appropriate percentage of production volumes to be hedged may change over time.

At June 30, 2019, the fair value of fixed price swaps and collars was a net asset of approximately $14 million.  A 10% increase in the NYMEX WTI oil, NYMEX Henry Hub natural gas and NGL prices above the June 30, 2019, prices would result in a net asset of approximately $4 million, which represents a decrease in the fair value of approximately $10 million; conversely, a 10% decrease in the NYMEX oil and Henry Hub natural gas and NGL prices below the June 30, 2019, prices would result in a net asset of approximately $24 million, which represents an increase in the fair value of approximately $10 million.

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

Interest Rate Risk

At June 30, 2019, the Company had debt outstanding under the Credit Facilities of $33.5 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $335,000 increase in annual interest expense.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

On May 11, 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) and Berry Petroleum Company, LLC (“Berry” and collectively with the LINN Debtors, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered an order approving and confirming the plan (the “Plan”) of reorganization of the Debtors (the “Confirmation Order”).  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order, including to potentially reopen the Chapter 11 cases if certain matters currently on appeal in the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) are overturned, including the Default Interest Appeal (as defined below).

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

On March 17, 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under Linn Energy, Inc.’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million.  The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order.  On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest.  That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas (the “District Court”) affirmed the Bankruptcy Court’s ruling.  On April 30, 2018, the Bankruptcy Court approved the substitution of UMB Bank, National Association (“UMB Bank”) as successor to Wells Fargo as administrative agent under Linn Energy, Inc.’s credit facility.  UMB Bank then immediately filed a notice of appeal to the Fifth Circuit from the decision by the District Court to affirm the decision of the Bankruptcy Court (the “Default Interest Appeal”).  The Fifth Circuit heard oral arguments on February 6, 2019, and, on June 12, 2019, affirmed the rulings of the Bankruptcy Court and District Court that UMB Bank, as the successor to Wells Fargo, was not entitled to post-petition default interest.  On July 12, 2019, UMB Bank filed a petition for rehearing and rehearing en banc with the Fifth Circuit, but these petitions were denied by the Fifth Circuit on August 5, 2019. The Company has no indication of whether UMB Bank will file an additional appeal with the Supreme Court of the United States.

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

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized the repurchase of up to $100 million of the Company’s outstanding shares of common stock.  On July 18, 2019, the Company’s Board of Directors authorized an increase to the $100 million repurchase program to a total of up to $150 million.  Purchases may be made from time to time in negotiated purchases or in the open market, including through Rule 10b5-1 prearranged stock trading plans designed to facilitate the repurchase of the Company’s shares during times it would not otherwise be in the market due to self-imposed trading blackout periods or

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds - Continued

possible possession of material nonpublic information.  The timing and amounts of any such repurchases of shares will be subject to market conditions and certain other factors, and will be in accordance with applicable securities laws and other legal requirements, including restrictions contained in the Company’s then current credit facility.  The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.

The following sets forth information with respect to the Company’s repurchases of shares of Riviera common stock during the second quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)

April 1 – 30	1,351,850	$14.55	1,351,850	$27,731
May 1 – 31	627,394	$14.08	627,394	$18,899
June 1 – 30	1,167,912	$12.68	1,167,912	$4,087
Total	3,147,156	$13.76	3,147,156

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.Exhibits

Exhibit Number		Description

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

101.INS*	—	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA RESOURCES, INC.
(Registrant)

Date: August 8, 2019	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President, Finance, Administration and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)