Form 10-Q
period 2019-09-30
Riviera Resources, Inc.
filed 2019-11-07
CIK 1737204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of October 31, 2019, there were 58,542,423 shares of common stock, par value $0.01 per share, outstanding.

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

MMcfe/d. MMcfe per day.

MMMBtu.  One billion British thermal units.

NGL.  Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$83,161	$18,529
Accounts receivable – trade, net	67,156	114,489
Derivative instruments	14,132	10,758
Restricted cash	45,757	31,248
Other current assets	12,699	26,721
Assets held for sale	419,290	38,396
Total current assets	642,195	240,141
Noncurrent assets:
Oil and natural gas properties (successful efforts method)	316,973	756,552
Less accumulated depletion and amortization	(64,796)	(93,507)
	252,177	663,045

Other property and equipment	461,847	606,244
Less accumulated depreciation	(54,991)	(62,368)
	406,856	543,876

Derivative instruments	1,243	4,603
Deferred income taxes	—	129,091
Other noncurrent assets	9,376	12,078
	10,619	145,772
Total noncurrent assets	669,652	1,352,693
Total assets	$1,311,847	$1,592,834
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,726	$159,228
Derivative instruments	4,087	4,719
Other accrued liabilities	48,122	34,474
Liabilities held for sale	127,023	3,725
Total current liabilities	283,958	202,146
Noncurrent liabilities:
Credit facilities	61,100	24,500
Asset retirement obligations	52,143	103,814
Other noncurrent liabilities	13,210	—
Total noncurrent liabilities	126,453	128,314
Commitments and contingencies (Note 10)
Equity:
Preferred Stock ($0.01 par value, 30,000,000 shares authorized; no shares issued at September 30, 2019, or December 31, 2018)	—	—
Common Stock ($0.01 par value, 270,000,000 shares authorized; 58,632,328 shares and 69,197,284 shares issued at September 30, 2019, and December 31, 2018, respectively)	586	692
Additional paid-in capital	1,115,483	1,256,730
Retained (deficit) earnings	(214,633)	4,952
Total equity	901,436	1,262,374
Total liabilities and equity	$1,311,847	$1,592,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$51,029	$89,653	$194,131	$313,533
Gains (losses) on commodity derivatives	5,665	(3,175)	12,673	(25,730)
Marketing revenues	45,828	67,246	166,569	156,480
Other revenues	5,532	5,877	16,685	18,158
	108,054	159,601	390,058	462,441
Expenses:
Lease operating expenses	18,307	22,930	66,204	94,902
Transportation expenses	16,275	22,304	53,478	62,611
Marketing expenses	37,688	63,149	132,888	145,231
General and administrative expenses	16,954	90,931	49,434	228,105
Exploration costs	1,947	2,487	4,154	3,742
Depreciation, depletion and amortization	20,060	21,515	65,013	71,960
Impairment of assets held for sale	95,080	—	113,470	—
Taxes, other than income taxes	5,111	7,162	14,010	22,729
(Gains) losses on sale of assets and other, net	(7,587)	221	(24,967)	(208,009)
	203,835	230,699	473,684	421,271
Other income and (expenses):
Interest expense, net of amounts capitalized	(2,329)	(594)	(5,403)	(1,582)
Other, net	(595)	105	(708)	473
	(2,924)	(489)	(6,111)	(1,109)
Reorganization items, net	(284)	(1,277)	(756)	(4,487)
(Loss) income from continuing operations before income taxes	(98,989)	(72,864)	(90,493)	35,574
Income tax expense (benefit)	126,646	(39,628)	129,092	25,247
(Loss) income from continuing operations	(225,635)	(33,236)	(219,585)	10,327
(Loss) income from discontinued operations, net of income taxes	—	(14,899)	—	19,674
Net (loss) income	$(225,635)	$(48,135)	$(219,585)	$30,001
Income (loss) per share:
(Loss) income from continuing operations per share ‒ Basic	$(3.76)	$(0.43)	$(3.40)	$0.13
(Loss) income from continuing operations per share ‒ Diluted	$(3.76)	$(0.43)	$(3.40)	$0.13

(Loss) income from discontinued operations per share ‒ Basic	$—	$(0.20)	$—	$0.26
(Loss) income from discontinued operations per share ‒ Diluted	$—	$(0.20)	$—	$0.26

Net (loss) income per share ‒ Basic	$(3.76)	$(0.63)	$(3.40)	$0.39
Net (loss) income per share ‒ Diluted	$(3.76)	$(0.63)	$(3.40)	$0.39

Weighted average shares outstanding ‒ Basic	60,004	76,135	64,576	76,171
Weighted average shares outstanding ‒ Diluted	60,004	76,135	64,576	76,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2018	69,197	$692	$1,256,730	$4,952	$1,262,374
Net income		—	—	12,726	12,726
Repurchases of common stock	(2,488)	(25)	(34,412)	—	(34,437)
Issuance of common stock	82	1	1,485	—	1,486
March 31, 2019	66,791	668	1,223,803	17,678	1,242,149
Net loss		—	—	(6,676)	(6,676)
Repurchases of common stock	(3,170)	(32)	(43,275)	—	(43,307)
June 30, 2019	63,621	636	1,180,528	11,002	1,192,166
Net loss		—	—	(225,635)	(225,635)
Repurchases of common stock	(4,989)	(50)	(65,303)	—	(65,353)
Other		—	258	—	258
September 30, 2019	58,632	$586	$1,115,483	$(214,633)	$901,436

	Common Stock		Additional Paid in Capital	Accumulated Earnings	Net Parent Company Investment	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2017		$—	$—	$—	$2,339,046	$2,339,046
Net income		—	—	70,939	—	70,939
Net transfers to Parent		—	—	—	(408,093)	(408,093)
March 31, 2018		—	—	70,939	1,930,953	2,001,892
Net income		—	—	7,197	—	7,197
Net transfers to Parent		—	—	—	(73,918)	(73,918)
June 30, 2018	—	—	—	78,136	1,857,035	1,935,171
Net loss		—	—	(79,170)	31,035	(48,135)
Net transfers to Parent		—	—	—	(485,560)	(485,560)
Spin-off related adjustments		—	—	(4,620)	—	(4,620)
Issuances of common stock and reclassification of former parent company investment	76,191	762	1,401,748	—	(1,402,510)	—
Repurchases of common stock	(355)	(4)	(7,533)	—	—	(7,537)
September 30, 2018	75,836	$758	$1,394,215	$(5,654)	$—	$1,389,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flow from operating activities:
Net (loss) income	$(219,585)	$30,001
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(19,674)
Depreciation, depletion and amortization	65,013	71,960
Impairment of assets held for sale	113,470	—
Deferred income taxes	129,092	25,382
Total (gains) losses on derivatives, net	(6,386)	25,730
Cash settlements on derivatives	5,740	(25,341)
Share-based compensation expenses	10,624	16,105
Gains on sale of assets and other, net	(27,366)	(204,644)
Other	8,897	1,336
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	37,305	57,674
Decrease in other assets	5,367	61,309
Decrease in accounts payable and accrued expenses	(29,997)	(51,608)
Decrease in other liabilities	(4,331)	(15,750)
Net cash provided by (used in) operating activities	87,843	(27,520)
Cash flow from investing activities:
Acquisition of property, plant and equipment	(3,380)	—
Development of oil and natural gas properties	(67,864)	(56,116)
Purchases of other property and equipment	(82,232)	(116,237)
Proceeds from sale of properties and equipment and other	177,907	367,086
Net cash provided by investing activities — continuing operations	24,431	194,733
Net cash provided by investing activities — discontinued operations	—	7,000
Net cash provided by investing activities	24,431	201,733
Cash flow from financing activities:
Net transfers to Parent	—	(481,449)
Repurchases of shares	(143,097)	(7,576)
Proceeds from borrowings	142,825	—
Repayments of debt	(29,615)	—
Debt issuance costs paid	(3,246)	(2,505)
Distributions to unitholders	—	(18,717)
Other	—	(841)
Net cash used in financing activities	(33,133)	(511,088)
Net increase (decrease) in cash, cash equivalents and restricted cash	79,141	(336,875)
Cash, cash equivalents and restricted cash:
Beginning	49,777	520,922
Ending	$128,918	$184,047

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

Nature of Business

The Company’s upstream reporting segment properties are located in five operating regions in the United States (“U.S.”): the Hugoton Basin, East Texas, the Mid-Continent, North Louisiana and the Uinta Basin.  In addition, the Company’s upstream reporting segment contributed a term overriding royalty interest in helium produced from certain oil and natural gas properties in the Hugoton Basin (the “VPP Interests”) to Mayzure, LLC (“Mayzure”), a wholly owned subsidiary of the Company.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.  During 2019 and 2018, the Company divested all of its properties located in the previous Michigan/Illinois and in the Permian Basin operating regions, respectively.  The Company entered into an agreement to sell its remaining interests in properties located in the Hugoton Basin (including its interest in Mayzure), which is anticipated to close in the fourth quarter of 2019.  See Note 3 for additional information.  As a result of this divestiture, the Company will no longer have a Hugoton Basin operating region.

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

Principles of Consolidation and Reporting

The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

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

New Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued an ASU that is intended to change the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments.  Adoption of this standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those years.  Modified retrospective application of this

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

standard is required upon adoption.  The Company is currently evaluating the impact of the adoption of this ASU on its financial statements and related disclosures.

Note 2 – Revenues

Disaggregation of Revenue

The following tables present the Company’s disaggregated revenues by source and geographic area:

	Three Months Ended September 30, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$12,057	$405	$5,561	$18,023	$9,810	$5,413	$33,246
Mid-Continent	3,870	8,387	1,171	13,428	—	78	13,506
East Texas	7,379	812	492	8,683	843	2	9,528
North Louisiana	6,849	467	141	7,457	442	2	7,901
Uinta Basin	2,845	—	—	2,845	—	1	2,846
Michigan/Illinois (1)	82	504	7	593	—	36	629
Blue Mountain	—	—	—	—	34,733	—	34,733
Total	$33,082	$10,575	$7,372	$51,029	$45,828	$5,532	$102,389

(1)	During the three months ended September 30, 2019, the Company completed the sale of its Michigan/Illinois operating region.

	Three Months Ended September 30, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$19,610	$105	$17,620	$37,335	$22,654	$5,832	$65,821
East Texas	11,906	957	850	13,713	258	5	13,976
Mid-Continent	8,833	5,742	4,191	18,766	—	10	18,776
Michigan/Illinois	7,200	829	11	8,040	—	28	8,068
Uinta Basin	3,485	1,140	122	4,747	—	—	4,747
North Louisiana	6,019	863	473	7,355	437	1	7,793
Permian Basin	42	22	(367)	(303)	—	1	(302)
Blue Mountain	—	—	—	—	43,897	—	43,897
Total	$57,095	$9,658	$22,900	$89,653	$67,246	$5,877	$162,776

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Nine Months Ended September 30, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin (1)	$49,993	$1,198	$22,843	$74,034	$42,962	$16,485	$133,481
Mid-Continent	12,639	18,507	5,493	36,639	—	102	36,741
East Texas	28,228	2,609	1,500	32,337	2,740	6	35,083
North Louisiana	20,352	2,225	901	23,478	1,162	5	24,645
Michigan/Illinois (1)	13,223	1,900	41	15,164	—	86	15,250
Uinta Basin	12,388	86	5	12,479	—	1	12,480
Blue Mountain	—	—	—	—	119,705	—	119,705
Total	$136,823	$26,525	$30,783	$194,131	$166,569	$16,685	$377,385

(1)	During the nine months ended September 30, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin and its Michigan/Illinois operating regions.

	Nine Months Ended September 30, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$59,374	$3,075	$54,009	$116,458	$69,155	$17,966	$203,579
East Texas	39,343	3,388	3,169	45,900	761	13	46,674
Mid-Continent	24,388	22,489	10,552	57,429	—	49	57,478
Michigan/Illinois	21,208	2,338	34	23,580	—	94	23,674
Uinta Basin	9,011	10,395	2,681	22,087	—	(1)	22,086
North Louisiana	18,437	3,912	540	22,889	709	4	23,602
Permian Basin	2,324	20,676	2,190	25,190	—	33	25,223
Blue Mountain	—	—	—	—	85,855	—	85,855
Total	$174,085	$66,273	$73,175	$313,533	$156,480	$18,158	$488,171

Contract Balances

Under the Company’s product sales contracts, its customers are invoiced once the Company’s performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.

The Company had trade accounts receivable related to revenue from contracts with customers of approximately $53 million and $107 million as of September 30, 2019, and December 31, 2018, respectively.

Performance Obligations

The majority of the Company’s sales are short-term in nature with a contract term of one year or less.  For those contracts, the Company utilized the practical expedient in ASC 606-10-50-14 that exempts the Company from disclosure of the transaction

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Note 3 – Divestitures and Discontinued Operations

Divestitures – Through the Third Quarter of 2019

Blue Mountain Midstream entered into an agreement with a potential customer to construct a gathering system, as well as gather and process gas. During the third quarter of 2019, a decision was made not to proceed with the gas gathering and processing contract, and as a result, the customer is to reimburse Blue Mountain Midstream for capital deployed and operating expenses incurred, in addition to paying a success fee for constructing the assets.  As of September 30, 2019, Blue Mountain Midstream received the first capital reimbursement of approximately $17 million.  Blue Mountain Midstream recorded the success fee for those assets of approximately $2 million, which is included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statement of operations. Blue Mountain Midstream has an additional $2 million of assets subject to a final agreement, included in “assets held for sale” on the condensed consolidated balance sheet as of September 30, 2019, as well as operating expenses and an additional success fee that is expected to be recognized later in 2019.

On September 5, 2019, the Company completed the sale of its interest in properties located in Illinois.  Cash proceeds from the sale of these properties were approximately $4 million and the Company recorded a net gain of approximately $4 million.

On July 3, 2019, the Company completed the sale of its interest in properties located in Michigan (the “Michigan Assets Sale”).  Cash proceeds from the sale of these properties were approximately $36 million.  The Company recorded a noncash impairment charge to reduce the carrying value of these assets to fair value of approximately $18 million in the second quarter of 2019.

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a net loss of approximately $10 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma (the “Arkoma Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recognized a net gain of approximately $28 million.

The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  The gains and losses on these divestitures are included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statements of operations and were included in the Upstream reporting segment.

The assets and liabilities associated with the Arkoma Assets Sale were classified as “held for sale” on the condensed consolidated balance sheet at December 31, 2018.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Divestitures – Subsequent Event

On August 28, 2019, the Company signed an agreement to sell its interest in the remaining properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”) for approximately $295 million.  The sale is expected to close in the fourth quarter of 2019.  The Company’s Board of Directors and management will determine the use of the proceeds, which may include a significant return of capital to shareholders.  During the three months and nine months ended September 30, 2019, the Company recorded a noncash impairment charge of approximately $95 million to reduce the carrying value of these assets to fair value.

The Company recognized a pre-tax loss of approximately $98 million and approximately $89 million for the three months and nine months ended September 30, 2019, respectively, and a pre-tax income of approximately $9 million and approximately $32 million for the three months and nine months ended September 30, 2018, respectively, from the Hugoton Basin.

In connection with the Hugoton Basin Assets Sale, the buyer will also acquire the Company’s interests in Mayzure (including the VPP interests).  In March 2019, Riviera contributed the VPP Interests to Mayzure.  On March 20, 2019, Mayzure issued 5.16% senior secured notes in the amount of approximately $82 million, due September 20, 2028 (the “Mayzure Notes”), which are secured by the VPP interests.  Neither Riviera Resources, Inc., nor any of its subsidiaries other than Mayzure, have guaranteed the Mayzure Notes.  In consideration for the distribution of the VPP Interests, Mayzure contributed the net proceeds from the issuance of the Mayzure Notes to Riviera.  Financing fees and expenses of approximately $3 million were incurred in connection with the Mayzure Notes.  As of September 30, 2019, the Company made repayments of approximately $5 million.

On November 5, 2019, the Company signed a definitive agreement to sell its interest in properties located in the Overton field of East Texas for a contract price of approximately $19 million, subject to closing adjustments.  The sale is expected to close in the first quarter of 2020.  The Company anticipates a loss on the sale of approximately $15 million.

The assets and liabilities associated with the Hugoton Basin Assets Sale were classified as “held for sale” on the condensed consolidated balance sheet at September 30, 2019.

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheet:

	September 30, 2019	December 31, 2018
	(in thousands)
Assets:
Oil and natural gas properties	$328,014	$38,083
Other property and equipment	171,181	152
Other	15,095	161
Less impairment	(95,000)	—
Total assets held for sale	$419,290	$38,396
Liabilities:
Asset retirement obligations	$38,117	$2,700
Mayzure notes payable, net	74,030	—
Other	14,876	1,025
Total liabilities held for sale	$127,023	$3,725

Other assets include accounts receivable, inventories and restricted cash and other liabilities primarily include accounts payable.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The following are summarized statement of operations information for Roan.

	July 1, 2018 Through July 25, 2018	January 1, 2018 Through July 25, 2018
	(in thousands)

Revenues and other	$30,468	$176,341
Expenses	19,433	150,096
Other income and (expenses)	(1,374)	(4,260)
Net income	$9,661	$21,985

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

For the three months and nine months ended September 30, 2018, the Company recorded equity losses from its historical 50% interest in Roan of approximately $19 million and earnings of $16 million, respectively (net of income tax expense of approximately $25 million and $6 million, respectively).  The equity earnings and losses are included in “(loss) income from discontinued operations, net of income taxes” on the condensed consolidated statements of operations.

Note 4 – Equity

Share Repurchase Program

On July 18, 2019, the Company’s Board of Directors increased the share repurchase authorization to $150 million of the Company’s outstanding shares of common stock.  During the nine months ended September 30, 2019, the Company repurchased an aggregate of 7,970,547 shares of common stock at an average price of $12.88 per share for a total cost of approximately $103 million.  Included in this number are private purchases of 2,380,425 shares of common stock purchased at a discount to market, at an average price of $10.91 for a total cost of approximately $26 million.  See Note 16 for additional information.  At September 30, 2019, approximately $29 million was available for share repurchases under the program.

In accordance with the regulations of the SEC regarding issuer tender offers, the Company’s share repurchase program was suspended concurrent with the June 13, 2019, announcement of the Company’s intent to commence a tender offer of its common stock.  The program was resumed in July 2019 following the expiration of the tender offer.

Any share repurchases are subject to restrictions in the Riviera Credit Facility (as defined below).

Tender Offer

On June 13, 2019, the Company’s Board of Directors announced the intention to commence a tender offer to purchase $40 million of the Company’s common stock.  In July 2019, upon the terms and subject to the conditions described in the Offer to Purchase dated June 18, 2019, the Company repurchased an aggregate of 2,666,666 shares of common stock at a price of $15.00 per share for a total cost of approximately $40 million (excluding expenses of approximately $440,000 related to the tender offer).

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

(Unaudited)

Note 5 – Oil and Natural Gas Properties

Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2019	December 31, 2018
	(in thousands)

Proved properties	$311,230	$709,053
Unproved properties	5,743	47,499
	316,973	756,552
Less accumulated depletion and amortization	(64,796)	(93,507)
	$252,177	$663,045

Note 6 – Debt

The following summarizes the Company’s outstanding debt:

	September 30, 2019	December 31, 2018
	(in thousands)

Riviera Credit Facility (1)	$—	$20,000
Blue Mountain Credit Facility (2)	61,100	4,500
Total noncurrent debt, net	$61,100	$24,500

(1)	Variable interest rate of 5.0% at December 31, 2018.
(2)	Variable interest rate of 4.1% and 4.5% at September 30, 2019, and December 31, 2018, respectively.

Fair Value

The Company’s debt is recorded at the carrying amount on the consolidated balance sheets.  The carrying amounts of the credit facilities and term loans approximate fair value because the interest rates are variable and reflective of market rates.

Riviera Credit Facility

Riviera’s credit agreement provides for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with $90 million in borrowing commitments at September 30, 2019.  On September 27, 2019, the Company entered into an amendment to the Riviera Credit Facility to, among other things, extend its maturity date to August 4, 2021.  The amendment resulted in a borrowing commitment reduction from $230 million to $90 million, primarily due to pending asset sales, with the next scheduled borrowing base redetermination to occur on April 1, 2020.  In connection with the April 2019 semi-annual redetermination and the closing of the Hugoton non-operated properties in May 2019, the maximum borrowing commitment was reduced from $385 million to $245 million.  In July 2019 in connection with the closing of the Michigan Asset Sale, the maximum borrowing commitment was reduced from $245 million to $230 million.  In March 2019, the Company entered into an amendment to the Riviera Credit Facility to, among other things, allow for the issuance of the Mayzure Notes.  The amendment did not result in a change to the borrowing commitment.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the three months and nine months ended September 30, 2019, the Company recorded a finance fee expense of approximately $700,000 related to writing off a portion of the unamortized deferred financing fees due to the reduction of the Riviera Credit Facility borrowing base in September 2019.

As of September 30, 2019, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $57 million of available borrowing capacity (which includes a $33 million reduction for outstanding letters of credit).  The maturity date is August 4, 2021.

Redetermination of the borrowing base under the Riviera Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October.  As of October 31, 2019, there were no borrowings outstanding under the Riviera Credit Facility, and there was approximately $57 million of available borrowing capacity (which includes a $33 million reduction for outstanding letters of credit).

At the Company’s election, interest on borrowings under the Riviera Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% per annum or the alternate base rate (“ABR”) plus an applicable margin ranging from 1.00% to 2.00% per annum, depending on utilization of the borrowing base.  Interest is generally payable in arrears quarterly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR, or if such interest period is longer than three months, at the end of the three month intervals during such interest period.  The Company is required to pay a commitment fee to the lenders under the Riviera Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.

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

Before Blue Mountain Midstream completed certain operational milestones (such completion of the operational milestones, the “Covenant Changeover Date”), a condition to any borrowing was that Blue Mountain Midstream’s consolidated total indebtedness to capitalization ratio (the “Debt/Cap Ratio”) be not greater than 0.35 to 1.00 upon giving effect to such borrowing.  As such, prior to the Covenant Changeover Date, the available borrowing capacity under the Blue Mountain Credit Facility was less than the aggregate amount of the lenders’ commitments at such time.  The Covenant Changeover

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Date occurred February 8, 2019, which increased the current borrowing availability to $200 million.  Blue Mountain Midstream no longer has to comply with the Debt/Cap Ratio as a condition to drawing and may borrow up to the total amount of the lenders’ aggregate commitments.  The Blue Mountain Credit Facility also provides for the ability to increase the aggregate commitments of the lenders to up to $400 million, subject to obtaining commitments for any such increase, which may result in an increase in Blue Mountain Midstream’s available borrowing capacity.  As of September 30, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $61 million and there was approximately $126 million of available borrowing capacity (which includes a $13 million reduction for outstanding letters of credit).  The Blue Mountain Credit Facility matures on August 10, 2023.  As of October 31, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $61 million and there was approximately $126 million of available capacity (which includes a $13 million reduction for outstanding letters of credit).

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company enters into commodity hedging transactions primarily in the form of fixed price swap contracts that are designed to provide a fixed price, collars, basis swaps and margin spreads.  The Company enters into these transactions with respect to a portion of its projected production to provide an economic hedge of the risk related to the future commodity prices received or paid.  The Company does not enter into derivative contracts for trading purposes.  The Company did not designate any of its contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 8 for fair value disclosures about commodity derivatives.

The following table presents derivative positions for the periods indicated as of September 30, 2019:

	2019	2020
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	14,352	10,980
Average price ($/MMBtu)	$2.88	$2.82
Collars (NYMEX Henry Hub):
Hedged volume (MMMBtu)	1,840	—
Average floor price ($/MMBtu)	$2.75	$—
Average ceiling price ($/MMBtu)	$3.00	$—
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	101	201
Average price ($/Bbl)	$64.52	$63.85
Natural gas basis differential positions: (1)
PEPL basis swaps:
Hedged volume (MMMBtu)	6,440	7,320
Hedge differential	$(0.64)	$(0.45)
NWPL basis swaps:
Hedged volume (MMMBtu)	920	—
Hedge differential ($/MMBtu)	$(0.61)	$—
Enable basis swaps:
Hedged volume (MMMBtu)	460	—
Hedge differential ($/MMBtu)	$(0.23)	$—
Southern Star basis swaps:
Hedged volume (MMMBtu)	460	—
Hedge differential ($/MMBtu)	$(0.57)	$—
NGL Positions:
Fixed price swap (Mont Belvieu ethane):
Hedged volume (gallons in thousands)	11,592	—
Average price ($/gallon)	$0.34	$—
Fixed price swap (Mont Belvieu propane):
Hedged volume (gallons in thousands)	3,864	—
Average price ($/gallon)	$0.68	$—
Margin spread (Mont Belvieu propane and Conway propane):
Hedged volume (gallons in thousands)	5,796	—
Average price ($/gallon)	$(0.07)	$—
Margin spread (Mont Belvieu natural gas and Conway natural gas):
Hedged volume (gallons in thousands)	5,796	—
Average price ($/gallon)	$(0.09)	$—

(1)	Settled or to be settled, as applicable, on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the nine months ended September 30, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and oil fixed price swaps and natural gas basis swaps for 2020.  In addition, in July 2019, in connection with the closing of the Michigan Assets Sale, the Company canceled its MichCon natural gas basis swaps for 2019 and 2020.  During the nine months ended September 30, 2018, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for March 2018 through December 2019, natural gas fixed price swaps for January 2019 through December 2019 and oil fixed price swaps for January 2019 through December 2020.  In addition, in April 2018, in connection with the closing of the Altamont Bluebell Assets Sale, the Company canceled its oil collars for 2018 and 2019, and paid net cash settlements of approximately $20 million for the cancellations.

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

Balance Sheet Presentation

The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the consolidated balance sheets.  See Note 8 for fair value disclosures about commodity derivatives.  The following table summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2019	December 31, 2018
	(in thousands)
Assets:
Commodity derivatives	$17,473	$21,851
Liabilities:
Commodity derivatives	$6,185	$11,209

By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  The Company’s counterparties are participants in the Credit Facilities or were participants prior to the amendment to the Riviera Credit Facility on September 27, 2019.  The Credit Facilities are secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral.  The Company does not receive collateral from its counterparties.

The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $17 million at September 30, 2019.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Derivatives

A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Gains (losses) on commodity derivatives	$5,665	$(3,175)	$12,673	$(25,730)
Marketing expenses	(1,326)	—	(6,287)	—
Gains (losses) on commodity derivatives	$4,339	$(3,175)	$6,386	$(25,730)

The Company received net cash settlements of approximately $8 million and $6 million for the three months and nine months ended September 30, 2019, respectively.  The Company paid net cash settlements of approximately $304,000 and $25 million for the three months and nine months ended September 30, 2018, respectively.

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
	Level 2	Netting (1)	Total
		(in thousands)
Assets:
Commodity derivatives	$17,473	$(2,098)	$15,375
Liabilities:
Commodity derivatives	$6,185	$(2,098)	$4,087

(1)	Represents counterparty netting under agreements governing such derivatives.

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

In addition, there is insufficient information to reasonably determine the timing and/or method of settlement for purposes of estimating the fair value of the asset retirement obligation of the majority of Blue Mountain Midstream’s assets.  In such cases, asset retirement obligation cost is considered indeterminate because there is no data or information that can be derived from past practice, industry practice, management’s experience, or the asset’s estimated economic life.  Indeterminate asset retirement obligation costs associated with Blue Mountain Midstream will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods.

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2018	$105,259
Liabilities added from drilling	418
Liabilities associated with assets divested	(56,026)
Current year accretion expense	4,430
Settlements	(1,121)
Asset retirement obligations at September 30, 2019	$52,960

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

Except for in connection with its Chapter 11 proceedings, the Company made no significant payments to settle any legal, environmental or tax proceedings during the nine months ended September 30, 2019, or September 30, 2018.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Note 11 – Operating Leases

Lessee

The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2022.  During the three months and nine months ended September 30, 2019, the Company recorded lease expenses of approximately $1 million and $3 million, respectively.  As of September 30, 2019, the right of use lease liability was approximately $6 million using a discount rate of approximately 5.0% based on the incremental borrowing rate under the Riviera Credit Facility for leases existing at the beginning of the year; a discount rate of 5.16% based on the incremental borrowing rate under the Mayzure Notes for leases entered into after April of 2019; and a discount rate of approximately 4.25% based on the incremental borrowing rate under the Blue Mountain Credit Facility for leases entered into during 2019 by Blue Mountain Midstream (as defined in Note 6).

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2019, future minimum lease payments were as follows (in thousands):

2019	$1,915
2020	4,689
2021	2,742
2022	1,415
2023	—
Thereafter	—
$10,761

Lessor

The Company leases a building located in Oklahoma to Roan and to a third party under lease agreements expiring on 2023 and 2024, with the option to extend the lease.  We determine if an arrangement is a lease at inception.  None of our leases allow the lessee to purchase the leased asset.

Lease income for the three months and nine months ended September 30, 2019, totaled approximately $1 million and $2 million, respectively, not including amounts of variable lease payments that is excluded from the table below as the amounts cannot be reasonably estimated for future periods.

As of September 30, 2019, future minimum lease revenues were as follows (in thousands):

2019	$500
2020	1,998
2021	1,998
2022	1,998
2023	517
Thereafter	129
$7,140

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

As of September 30, 2019, 2,404,439 shares were issuable under the Riviera Omnibus Incentive Plan pursuant to outstanding Riviera RSUs, including (i) 217,733 Riviera Legacy RSUs, (ii) 325,340 restricted stock units of the Company granted to certain employees of the Company (the “Restricted Shares” and together with Riviera Legacy RSUs, the “Riviera RSUs”), (iii) 1,861,366 restricted stock units of the Company granted as performance units to certain employees of the Company (the “Riviera Performance Shares”) that, in the case of the Riviera Performance Shares, vest, if at all, based on the achievement of certain performance conditions specified in the award agreements.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Committee (as defined in the Riviera Omnibus Incentive Plan) has broad authority under the Riviera Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.  As of September 30, 2019, up to 1,469,466 shares of common stock were available for issuance under the Riviera Omnibus Incentive Plan within the share reserve established under the Riviera Omnibus Incentive Plan, 182,719 of which the Committee has designated for issuance as Restricted Shares and 76,542 of which the Committee has designated for issuance as Riviera Performance Shares.  If any stock option or other stock-based award granted under the Riviera Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award shall again be available for the purpose of awards under the Riviera Omnibus Incentive Plan.  If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the Riviera Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Riviera Omnibus Incentive Plan.  Any award under the Riviera Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.

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

Blue Mountain Midstream Omnibus Incentive Plan

Blue Mountain Midstream is governed by its Second Amended and Restated Limited Liability Operating Agreement (as amended, the “BMM LLC Agreement”), which provides for two classes of membership units: Class A Units, of which 100% are held by Linn Holdco II (a wholly owned subsidiary of Riviera) and Class B Units.  Pursuant to the BMM LLC Agreement, Blue Mountain Midstream has the authority to issue an unlimited number of Class A Units and up to 58,750 Class B Units.  As of September 30, 2019, Blue Mountain Midstream has issued 701,350 Class A Units and no Class B Units.

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

As of September 30, 2019, under the BMM Incentive Plan, Blue Mountain Midstream had granted awards that could result in the issuance of 56,717 Class B Units or an equivalent value in cash, at the Board’s discretion.  The issued awards include 11,339 restricted security units (“BMM RSUs”) and 22,689 performance stock units (“BMM PSUs”) (45,378 at 200% of target).  The BMM RSUs can be paid, at the Board’s discretion, in cash or an equivalent number of Class B Units.  Payment for the BMM PSUs only occurs upon the achievement by Blue Mountain Midstream of a certain equity value (subject to certain adjustments) specified in the award agreements.  If such equity value is achieved, the recipient of the BMM PSU will receive a number of Class B Units (or an equivalent value in cash, at the Board’s discretion) equal to 50% to 200% of the target number of BMM PSUs held by such individual, as specified in the award agreements.

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

As a result of the Company’s history of cash settling awards, all unvested share-based compensation awards are liability classified at September 30, 2019.  The Company has recognized a liability of approximately $12 million and $4 million at September 30, 2019, and December 31, 2018, respectively, related to unvested share based compensation awards included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets.  All cash settlements of liability classified awards are classified as operating activities on the statement of cash flows.

A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Marketing expenses	$54	$—	$216	$—
General and administrative expenses (1)	2,778	56,063	12,603	131,288
Total share-based compensation expenses	$2,832	$56,063	$12,819	$131,288
Income tax benefit	$—	$2,016	$—	$8,748

(1)	The three and nine months ended September 30, 2018, includes approximately $48 million and $123 million, respectively, recorded by the Parent prior to the Spin-off.

Riviera Restricted Stock Units

During the nine months ended September 30, 2019, upon vesting of Riviera RSUs and at the election of participants, the Company repurchased 132,632 Riviera RSUs for a total cost of approximately $2 million.  In addition, 81,923 shares of common stock were issued to participants (net of statutory tax withholdings) upon vesting of Riviera RSUs.

Blue Mountain Midstream Restricted Security Units

During the nine months ended September 30, 2019, Blue Mountain Midstream granted 11,339 BMM RSUs with a fair value of approximately $13 million as of September 30, 2019, that vest ratably in three tranches over approximately two years with the first vesting occurring on April 2, 2019.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Performance Shares

In December 2018, the Company granted 1,899,156 Riviera Performance Shares (the maximum number of shares available to be earned) to certain members of management.  The vesting of these awards is determined based on the Company’s equity value (subject to adjustment for distributions to shareholders and certain other items) at a specified time.  As of September 30, 2019, the aggregate fair value of Riviera Performance Shares was approximately $755,000.  To date, no performance targets have been met.  The cost is expected to be recognized over the life of the award.

During the nine months ended September 30, 2019, Blue Mountain Midstream granted 22,689 BMM PSUs (45,378 at 200% of target) (the maximum number of awards available to be earned) with a fair value of approximately $5 million as of September 30, 2019.  The vesting of these awards is determined based on Blue Mountain Midstream’s equity value (subject to certain adjustments) at a specified time.  To date, no performance targets have been met.  The cost is expected to be recognized over the life of the award.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three Months Ended September 30,
	2019	2018
	(in thousands, except per share amounts)

Loss from continuing operations	$(225,635)	$(33,236)
Loss from discontinued operations, net of income taxes	—	(14,899)
Net loss	$(225,635)	$(48,135)
Loss per share:
Loss from continuing operations per share ‒ Basic	$(3.76)	$(0.43)
Loss from continuing operations per share ‒ Diluted	$(3.76)	$(0.43)

Loss from discontinued operations per share ‒ Basic	$—	$(0.20)
Loss from discontinued operations per share ‒ Diluted	$—	$(0.20)

Net loss per share ‒ Basic	$(3.76)	$(0.63)
Net loss per share ‒ Diluted	$(3.76)	$(0.63)

Weighted average shares outstanding ‒ Basic	60,004	76,135
Dilutive effect of unit equivalents	—	—
Weighted average shares outstanding ‒ Diluted	60,004	76,135

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands, except per share amounts)

(Loss) income from continuing operations	$(219,585)	$10,327
Income from discontinued operations, net of income taxes	—	19,674
Net (loss) income	$(219,585)	$30,001
(Loss) income per share:
(Loss) income from continuing operations per share ‒ Basic	$(3.40)	$0.13
(Loss) income from continuing operations per share ‒ Diluted	$(3.40)	$0.13

Income from discontinued operations per share ‒ Basic	$—	$0.26
Income from discontinued operations per share ‒ Diluted	$—	$0.26

Net (loss) income per share ‒ Basic	$(3.40)	$0.39
Net (loss) income per share ‒ Diluted	$(3.40)	$0.39

Weighted average shares outstanding ‒ Basic	64,576	76,171
Dilutive effect of unit equivalents	—	347
Weighted average shares outstanding ‒ Diluted	64,576	76,518

The diluted earnings per share calculation excludes the Riviera Performance Shares for the three months and nine months ended September 30, 2019, because no performance targets have been met.  The diluted earnings per share calculation excludes approximately 318,000 restricted stock units and 347,000 restricted stock units that were anti-dilutive for the three months ended September 30, 2019, and September 30, 2018, respectively, and excludes approximately 199,000 restricted stock units that were anti-dilutive for the nine months ended September 30, 2019.  No restricted stock units were anti-dilutive for the nine months ended September 30, 2018.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  At September 30, 2019, and for the first time since Riviera’s inception, the Company’s earnings show a cumulative loss which is primarily due to losses generated during the third quarter of 2019.  Based on the cumulative loss and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a full valuation allowance of approximately $127 million to reduce its federal and state net deferred tax assets to an amount that is more likely than not to be realized.  The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease, if estimates of future taxable income are increased.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Amounts recognized as income taxes are included in “income tax expense (benefit),” as well as discontinued operations, on the condensed consolidated statements of operations.  The effective income tax rates were approximately (128)% and (143)% for the three months and nine months ended September 30, 2019, respectively.  The increase in the effective tax rate in excess of the statutory rate is primarily due to the full valuation allowance recorded during the third quarter of 2019.  The effective income tax rates were approximately 54% and 71% for the three months and nine months ended September 30, 2018, respectively.  The increase in the effective tax rate in excess of the statutory rate in 2018 is primarily due to non-deductible executive compensation prior to the Spin-off.

Note 15 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other current assets” reported on the condensed consolidated balance sheets include the following:

	September 30, 2019	December 31, 2018
	(in thousands)

Prepaids	$9,833	$13,493
Receivable from related party	—	8,300
Inventories	1,993	3,720
Other	873	1,208
Other current assets	$12,699	$26,721

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	September 30, 2019	December 31, 2018
	(in thousands)

Accrued compensation	$13,257	$16,820
Asset retirement obligations (current portion)	817	1,445
Deposits	29,901	10,060
Other	4,147	6,149
Other accrued liabilities	$48,122	$34,474

The following table provides a reconciliation of “cash and cash equivalents” reported on the condensed consolidated balance sheets to “cash, cash equivalents and restricted cash” reported on the condensed consolidated statement of cash flows:

	September 30, 2019	December 31, 2018
	(in thousands)

Cash and cash equivalents	$83,161	$18,529
Restricted cash	45,757	31,248
Cash, cash equivalents and restricted cash	$128,918	$49,777

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)

Cash payments for interest, net of amounts capitalized	$2,941	$—
Cash payments for income taxes	$—	$—
Cash payments for reorganization items, net	$756	$4,114

Noncash investing activities:
Accrued capital expenditures	$6,593	$18,516

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  At September 30, 2019, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $16 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), and approximately $30 million related to deposits.  At December 31, 2018, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $21 million that will be used to settle certain claims in accordance with the Plan and approximately $10 million related to deposits.

Note 16 – Related Party Transactions

Private Share Repurchases

In May 2019, the Company purchased at a discount to market, 278,587 shares of common stock from York Select Strategy Master Fund, L.P. at an average price of $13.55 for a total cost of approximately $4 million.  In July 2019, the Company purchased at a discount to market, 285,024 shares of common stock from Fir Tree Capital Opportunity Master Fund, L.P. and 39,485 shares of common stock from Fir Tree Capital Opportunity Fund (E), L.P. at an average price of $10.90 for a total cost of approximately $4 million.

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

Under the MSA, Roan reimbursed Riviera Operating for certain costs and expenses incurred by Riviera Operating in connection with providing the services, and Roan paid to Riviera Operating a service fee of $1.25 million per month, prorated for partial months.  For the nine months ended September 30, 2018, the Company recognized service fees of approximately $5 million as a reduction to general and administrative expense.  The MSA terminated according to its terms on April 30, 2018.

On March 1, 2018, the Company commenced a lease agreement with Roan to lease office space in the Company’s building located in Oklahoma.  The lease term is for five years and is recorded in “other, net” on the condensed consolidated statements of operations.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On January 31, 2019, a subsidiary of the Company’s subsidiary, Blue Mountain Midstream, entered into an agreement to gather, treat or dispose of produced water from Roan.  On April 1, 2019, Blue Mountain Midstream began providing services under the agreement.  The original term of the agreement is until January 31, 2029.  For the three months and nine months ended September 30, 2019, the Company recorded revenue from Roan of approximately $9 million and $17 million, respectively, included in “marketing revenues” on the condensed consolidated statements of operations.  At September 30, 2019, the Company had approximately $6 million receivable from Roan, included in “accounts receivable – trade, net” on the condensed consolidated balance sheet.

In addition, Blue Mountain Midstream has an agreement in place with Roan for the purchase and processing of natural gas from certain of Roan’s properties.  For the three months and nine months ended September 30, 2019, the Company made natural gas purchases from Roan of approximately $19 million and $78 million, respectively, included in “marketing expenses” on the condensed consolidated statements of operations.  At September 30, 2019, the Company had approximately $4 million due to Roan, associated with natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.  For the three months and nine months ended September 30, 2018, the Company made natural gas purchases from Roan of approximately $34 million and $65 million, respectively, included in “marketing expenses” on the consolidated statements of operations.  At December 31, 2018, the Company had approximately $9 million due from Roan, primarily associated with amounts due to Riviera under the agreements related to the Spin-off, included in “other current assets” and approximately $14 million due to Roan, primarily associated with joint interest billings and natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.

On July 17, 2019, a subsidiary of Blue Mountain Midstream entered into a 10-year agreement with Roan to gather Roan’s oil in a nine Township area in central Oklahoma.

Note 17 – Segments

At September 30, 2019, the Company had two reporting segments: Upstream and Blue Mountain.  The upstream reporting segment was engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and consists of the Company’s properties in the Hugoton Basin, (including the Jayhawk natural gas processing plant, located in Kansas), East Texas, the Mid-Continent, North Louisiana and the Uinta Basin.  The Blue Mountain reporting segment was new for the second quarter of 2018 as a result of a change in the way the chief operating decision maker (“CODM”) assesses the Company’s results of operations following the hiring of a segment manager to lead the Blue Mountain reporting segment and the commissioning of the cryogenic natural gas processing facility during the second quarter of 2018.  As a result, the first quarter of 2018 segment disclosure has been recast for comparative purposes.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system in the Merge/SCOOP/STACK play.  To assess the performance of the Company’s reporting segments, the CODM analyzes field level cash flow, a non-GAAP financial metric.  The Company defines field level cash flow as revenues less direct operating expenses.  Other indirect income (expenses) include “general and administrative expenses,” “exploration costs,” “depreciation, depletion and amortization,” “impairment of assets held for sale,” “(gains) losses on sale of assets and other, net,” “other income and (expenses)” and “reorganization items, net.”  Prior period amounts are presented on a comparable basis.  In addition, information regarding total assets by reporting segment is not presented because it is not reviewed by the CODM.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables present the Company’s financial information by reporting segment:

	Three Months Ended September 30, 2019
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$51,029	$—	$—	$51,029
Marketing revenues	11,095	34,733	—	45,828
Other revenues	5,532	—	—	5,532
	67,656	34,733	—	102,389

Lease operating expenses	18,307	—	—	18,307
Transportation expenses	16,275	—	—	16,275
Marketing expenses	7,948	28,361	1,379	37,688
Taxes other than income taxes	4,413	643	55	5,111
Total direct operating expenses	46,943	29,004	1,434	77,381
Field level cash flow	$20,713	$5,729	(1,434)	25,008
Gains on commodity derivatives			5,665	5,665
Other indirect income (expenses)			(129,662)	(129,662)
Loss from continuing operations before income taxes				$(98,989)

	Three Months Ended September 30, 2018
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$89,653	$—	$—	$89,653
Marketing revenues	23,349	43,897	—	67,246
Other revenues	5,877	—	—	5,877
	118,879	43,897	—	162,776

Lease operating expenses	22,930	—	—	22,930
Transportation expenses	22,304	—	—	22,304
Marketing expenses	21,629	41,520	—	63,149
Taxes other than income taxes	6,904	237	21	7,162
Total direct operating expenses	73,767	41,757	21	115,545
Field level cash flow	$45,112	$2,140	(21)	47,231
Losses on commodity derivatives			(3,175)	(3,175)
Other indirect income (expenses)			(116,920)	(116,920)
Income from continuing operations before income taxes				$(72,864)

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Nine Months Ended September 30, 2019
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$194,131	$—	$—	$194,131
Marketing revenues	46,864	119,705	—	166,569
Other revenues	16,685	—	—	16,685
	257,680	119,705	—	377,385

Lease operating expenses	66,204	—	—	66,204
Transportation expenses	53,478	—	—	53,478
Marketing expenses	35,568	90,817	6,503	132,888
Taxes other than income taxes	16,082	2,026	(4,098)	14,010
Total direct operating expenses	171,332	92,843	2,405	266,580
Field level cash flow	$86,348	$26,862	(2,405)	110,805
Gains on commodity derivatives			12,673	12,673
Other indirect income (expenses)			(213,971)	(213,971)
Income from continuing operations before income taxes				$(90,493)

	Nine Months Ended September 30, 2018
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$313,533	$—	$—	$313,533
Marketing revenues	70,625	85,855	—	156,480
Other revenues	18,158	—	—	18,158
	402,316	85,855	—	488,171

Lease operating expenses	94,902	—	—	94,902
Transportation expenses	62,611	—	—	62,611
Marketing expenses	63,009	82,222	—	145,231
Taxes other than income taxes	21,812	714	203	22,729
Total direct operating expenses	242,334	82,936	203	325,473
Field level cash flow	$159,982	$2,919	(203)	162,698
Losses on commodity derivatives			(25,730)	(25,730)
Other indirect income (expenses)			(101,394)	(101,394)
Income from continuing operations before income taxes				$35,574

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The Company’s upstream reporting segment properties are located in five operating regions in the United States (“U.S.”):

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

The Blue Mountain reporting segment consists of a state-of-the-art cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.

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

During 2019 and 2018, the Company divested all of its properties located in the previous Michigan/Illinois and in the Permian Basin operating regions, respectively.  The Company entered into an agreement to sell its remaining interests in properties located in the Hugoton Basin (including its interests in Mayzure, LLC (“Mayzure”)), which is anticipated to close in the fourth quarter of 2019.  See below and Note 3 for details of the Company’s divestitures.  As a result of this divestiture, the Company will no longer have a Hugoton Basin operating region.

For the three months ended September 30, 2019, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $51 million compared to $90 million for the three months ended September 30, 2018;
•	average daily production of approximately 242 MMcfe/d compared to 302 MMcfe/d for the three months ended September 30, 2018;
•	net loss of approximately $226 million compared to net income of $48 million for the three months ended September 30, 2018;
•	capital expenditures of approximately $39 million compared to $34 million for the three months ended September 30, 2018; and
•	14 wells drilled (all successful) compared to 24 wells drilled (all successful) for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $194 million compared to $314 million for the nine months ended September 30, 2018;
•	average daily production of approximately 264 MMcfe/d compared to 338 MMcfe/d for the nine months ended September 30, 2018;
•	net loss of approximately $220 million compared to $30 million for the nine months ended September 30, 2018;
•	net cash provided by operating activities of approximately $88 million compared to cash used of approximately $28 million for the nine months ended September 30, 2018;
•	capital expenditures of approximately $141 million compared to $143 million for the nine months ended September 30, 2018; and
•	49 wells drilled (all successful) compared to 39 wells drilled (all successful) for the nine months ended September 30, 2018.

Divestitures – Through the Third Quarter of 2019

Blue Mountain Midstream entered into an agreement with a potential customer to construct a gathering system, as well as gather and process gas.  During the third quarter of 2019, a decision was made not to proceed with the gas gathering and processing contract, and as a result, the customer is to reimburse Blue Mountain Midstream for capital deployed and operating expenses incurred, in addition to paying a success fee for constructing the assets.  As of September 30, 2019, Blue Mountain Midstream received the first capital reimbursement of approximately $17 million.  Blue Mountain Midstream recorded the success fee for those assets of approximately $2 million, which is included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statement of operations.  Blue Mountain Midstream has an additional $2 million of assets subject to a final agreement, included in “assets held for sale” on the condensed consolidated balance sheet as of September 30, 2019, as well as operating expenses and an additional success fee that is expected to be recognized later in 2019.

On September 5, 2019, the Company completed the sale of its interest in properties located in Illinois (the “Illinois Assets Sale”).  Cash proceeds from the sale of these properties were approximately $4 million and the Company recorded a net gain of approximately $4 million.

On July 3, 2019, the Company completed the sale of its interest in properties located in Michigan (the “Michigan Assets Sale”).  Cash proceeds from the sale of these properties were approximately $36 million.  The Company recorded a noncash

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

impairment charge to reduce the carrying value of these assets to fair value of approximately $18 million in the second quarter of 2019.

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a net loss of approximately $10 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma (the “Arkoma Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recognized a net gain of approximately $28 million.

Divestitures – Subsequent Event

On August 28, 2019, the Company signed an agreement to sell its interest in the remaining properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”) for approximately $295 million.  The sale is expected to close in the fourth quarter of 2019.  The Company’s Board of Directors and management will determine the use of the proceeds, which may include a significant return of capital to shareholders.  During the three months and nine months ended September 30, 2019, the Company recorded a noncash impairment charge of approximately $95 million to reduce the carrying value of these assets to fair value.

In connection with the Hugoton Basin Assets Sale, the buyer will also acquire the Company’s interests in Mayzure (including the VPP Interests).  In March 2019, Riviera contributed the VPP Interests to Mayzure.  On March 20, 2019, Mayzure issued 5.16% senior secured notes in the amount of approximately $82 million, due September 20, 2028 (the “Mayzure Notes”), which are secured by the VPP interests.  Neither Riviera Resources, Inc., nor any of its subsidiaries other than Mayzure, have guaranteed the Mayzure Notes.  In consideration for the distribution of the VPP Interests, Mayzure contributed the net proceeds from the issuance of the Mayzure Notes to Riviera.  Financing fees and expenses of approximately $3 million were incurred in connection with the Mayzure Notes.  As of September 30, 2019, the Company made repayments of approximately $5 million.

On November 5, 2019, the Company signed a definitive agreement to sell its interest in properties located in the Overton field of East Texas for a contract price of approximately $19 million, subject to closing adjustments.  The sale is expected to close in the first quarter of 2020.

2019 Capital Budget

For 2019, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $175 million, including approximately $66 million related to its oil and natural gas capital program and approximately $109 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Financing Activities

Share Repurchase Program

On July 18, 2019, the Company’s Board of Directors increased the share repurchase authorization to $150 million of the Company’s outstanding shares of common stock.  During the nine months ended September 30, 2019, the Company repurchased an aggregate of 7,970,547 shares of common stock at an average price of $12.88 per share for a total cost of approximately $103 million.  Included in this number are private purchases of 2,380,425 shares of common stock purchased at a discount to market, at an average price of $10.91 for a total cost of approximately $26 million.  See Note 16 for additional information.  At September 30, 2019, approximately $29 million was available for share repurchases under the program.

In accordance with the Securities and Exchange Commission’s regulations regarding issuer tender offers, the Company’s share repurchase program was suspended concurrent with the June 13, 2019, announcement of the Company’s intent to commence a tender offer of its common stock.  The program was resumed in July 2019 following the expiration of the tender offer.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Any share repurchases are subject to restrictions in the Company’s senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”).

Tender Offer

On June 13, 2019, the Company’s Board of Directors announced the intention to commence a tender offer to purchase $40 million of the Company’s common stock.  In July 2019, upon the terms and subject to the conditions described in the Offer to Purchase dated June 18, 2019, the Company repurchased an aggregate of 2,666,666 shares of common stock at a price of $15.00 per share for a total cost of approximately $40 million (excluding expenses of approximately $440,000 related to the tender offer).

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

Oil Services Agreement

On July 17, 2019, a subsidiary of Blue Mountain Midstream entered into an agreement with Roan to gather Roan’s oil in the Merge/SCOOP/STACK play.  The agreement provides for a 10-year term covering an 89,000 net acre dedicated area in nine Townships in central Oklahoma.  Blue Mountain plans to construct an initial crude system consisting of approximately 50 miles of gathering pipelines with two downstream interconnections providing Roan with direct access to the Cushing market.  The Blue Mountain system will initially be capable of transporting up to 60,000 barrels per day of crude oil.  Services will commence in the first half of 2020.

Commodity Derivatives

During the nine months ended September 30, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and oil fixed price swaps and natural gas basis swaps for 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$33,082	$57,095	$(24,013)
Oil sales	10,575	9,658	917
NGL sales	7,372	22,900	(15,528)
Total oil, natural gas and NGL sales	51,029	89,653	(38,624)
Gains (losses) on commodity derivatives	5,665	(3,175)	8,840
Marketing and other revenues	51,360	73,123	(21,763)
	108,054	159,601	(51,547)
Expenses:
Lease operating expenses	18,307	22,930	(4,623)
Transportation expenses	16,275	22,304	(6,029)
Marketing expenses	37,688	63,149	(25,461)
General and administrative expenses (1)	16,954	90,931	(73,977)
Exploration costs	1,947	2,487	(540)
Depreciation, depletion and amortization	20,060	21,515	(1,455)
Impairment of assets held for sale	95,080	—	95,080
Taxes, other than income taxes	5,111	7,162	(2,051)
(Gains) losses on sale of assets and other, net	(7,587)	221	(7,808)
	203,835	230,699	(26,864)
Other income and (expenses)	(2,924)	(489)	(2,435)
Reorganization items, net	(284)	(1,277)	993
Loss from continuing operations before income taxes	(98,989)	(72,864)	(26,125)
Income tax expense (benefit)	126,646	(39,628)	166,274
Loss from continuing operations	(225,635)	(33,236)	(192,399)
Loss from discontinued operations, net of income taxes	—	(14,899)	14,899
Net loss	$(225,635)	$(48,135)	$(177,500)

(1)

General and administrative expenses for the three months ended September 30, 2019, and September 30, 2018, include approximately $3 million and $56 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the three months ended September 30, 2019, and September 30, 2018, include approximately $2 million and $8 million, respectively, of severance costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
	2019	2018	Variance
Average daily production:
Natural gas (MMcf/d)	194	243	(20%)
Oil (MBbls/d)	2.1	1.4	50%
NGL (MBbls/d)	6.0	8.4	(29%)
Total (MMcfe/d)	242	302	(20%)

Weighted average prices: (1)
Natural gas (Mcf)	$1.86	$2.55	(27%)
Oil (Bbl)	$55.13	$72.89	(24%)
NGL (Bbl)	$13.40	$29.78	(55%)

Average NYMEX prices:
Natural gas (MMBtu)	$2.23	$2.90	(23%)
Oil (Bbl)	$55.45	$69.50	(20%)

Costs per Mcfe of production:
Lease operating expenses	$0.82	$0.83	(1%)
Transportation expenses	$0.73	$0.80	(9%)
General and administrative expenses (2)	$0.76	$3.27	(77%)
Depreciation, depletion and amortization	$0.90	$0.77	17%
Taxes, other than income taxes	$0.23	$0.26	(12%)

Average daily production – discontinued operations:
Equity method investments ‒ Total (MMcfe/d) (3)	—	34	(100%)

(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the three months ended September 30, 2019, and September 30, 2018, include approximately $3 million and $56 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the three months ended September 30, 2019, and September 30, 2018, include approximately $2 million and $8 million, respectively, of severance costs.

(3)	Represents the Company’s historical 50% equity interest in Roan.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Three Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Oil, natural gas and NGL sales	$51,029	$89,653	$(38,624)
Marketing and other revenues	16,627	29,226	(12,599)
	67,656	118,879	(51,223)

Lease operating expenses	18,307	22,930	(4,623)
Transportation expenses	16,275	22,304	(6,029)
Marketing expenses	7,948	21,629	(13,681)
Severance taxes and ad valorem taxes	4,413	6,904	(2,491)
Total direct operating expenses	46,943	73,767	(26,824)
Field level cash flow (1)	$20,713	$45,112	$(24,399)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $39 million or 43% to approximately $51 million for the three months ended September 30, 2019, from approximately $90 million for the three months ended September 30, 2018, due to lower natural gas and NGL volumes as a result of divestitures completed in 2018 and 2019 and lower commodity prices.  Lower natural gas, NGL and oil prices resulted in a decrease in revenues of approximately $14 million, $6 million and $1 million, respectively.

Average daily production volumes decreased to approximately 242 MMcfe/d for the three months ended September 30, 2019, from 302 MMcfe/d for the three months ended September 30, 2018.  Lower natural gas and NGL production volumes resulted in a decrease in revenues of approximately $10 million and $10 million, respectively, offset by an increase in revenues of $2 million due to an increase in oil production volumes.

The following table sets forth average daily production by region:

	Three Months Ended September 30,
	2019	2018	Variance
Average daily production (MMcfe/d):
Hugoton Basin	106	130	(24)	(18%)
Mid-Continent	42	56	(14)	(25%)
East Texas	40	47	(7)	(15%)
North Louisiana	35	25	10	40%
Uinta Basin	17	17	—	—
Michigan/Illinois	2	27	(25)	(93%)
	242	302	(60)	(20%)

The decrease in average daily production volumes in the Hugoton Basin primarily reflect lower production volumes as a result of divestitures completed during 2018 and 2019, and the election to reject ethane.  The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of divestitures completed during 2018 and 2019, partially offset by increased development capital spending in the region.  The decrease in average daily production in the Michigan/Illinois region reflect lower production volumes as a result of the Michigan and Illinois Assets Sales in the third quarter of 2019.  See Note 3 for additional information of divestitures.  The decrease in average daily production volumes in the East Texas region reflect lower production volumes as a result of reduced

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

development capital spending and natural declines.  The increase in production volumes in the North Louisiana region is due to new wells drilled in 2019.

Marketing and Other Revenues

	Three Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$9,631	$22,471	$(12,840)
Helium	5,120	5,490	(370)
Other	1,876	1,265	611
	$16,627	$29,226	$(12,599)

Marketing and other revenues decreased by approximately $12 million or 43% to approximately $17 million for the three months ended September 30, 2019, from approximately $29 million for the three months ended September 30, 2018.  The decrease was primarily due to third party take-in-kind elections.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana regions.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $5 million or 20% to approximately $18 million for the three months ended September 30, 2019, from approximately $23 million for the three ended September 30, 2018.  The decrease was primarily due to divestitures in 2019.  Lease operating expenses per Mcfe decreased to $0.82 per Mcfe for the three months ended September 30, 2019, from $0.83 per Mcfe for the three months ended September 30, 2018.

Transportation Expenses

Transportation expenses decreased by approximately $6 million or 27% to approximately $16 million for the three months ended September 30, 2019, from approximately $22 million for the three months ended September 30, 2018.  Transportation expenses per Mcfe decreased to $0.73 per Mcfe for the three months ended September 30, 2019, from $0.80 per Mcfe for the three months ended September 30, 2018.  The decrease in the rate per Mcfe is primarily due to higher volumes in North Louisiana due to new wells drilled in 2019.

Marketing Expenses

	Three Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$7,255	$20,753	$(13,498)
Other	693	876	(183)
	$7,948	$21,629	$(13,681)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $14 million or 63% to approximately $8 million for the three months ended September 30, 2019, from approximately $22 million for the three months ended September 30, 2018.  The decrease was primarily due to third party take-in-kind elections.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Severance and Ad Valorem Taxes

	Three Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Severance taxes	$1,475	$3,248	$(1,773)
Ad valorem taxes	2,938	3,656	(718)
	$4,413	$6,904	$(2,491)

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2018 and 2019 and lower commodity prices.

Field Level Cash Flow

Field level cash flow decreased by approximately $24 million or 54% to approximately $21 million for the three months ended September 30, 2019, from approximately $45 million for the three months ended September 30, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019 and lower commodity prices.

Blue Mountain Reporting Segment

	Three Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Marketing revenues	$34,733	$43,897	$(9,164)

Marketing expenses	28,361	41,520	(13,159)
Severance taxes and ad valorem taxes	643	237	406
Total direct operating expenses	29,004	41,757	(12,753)
Field level cash flow (1)	$5,729	$2,140	$3,589

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Marketing Revenues

Marketing revenues decreased by approximately $9 million or 21% to approximately $35 million for the three months ended September 30, 2019, from approximately $44 million for the three months ended September 30, 2018.  The decrease was due to lower prices and lower throughput volumes sold as the production was temporarily shut-in by our primary customer.

Average daily throughput volumes decreased to approximately 114 MMcf/d for the three months ended September 30, 2019, from 123 MMcf/d for the three months ended September 30, 2018.

Marketing Expenses

Marketing expenses decreased by approximately $14 million or 32% to approximately $28 million for the three months ended September 30, 2019, from approximately $42 million for the three months ended September 30, 2018.  The decrease was due to lower prices and lower throughput volumes purchased as the production was temporarily shut-in by our primary customer.

Field Level Cash Flow

Field level cash flow increased by approximately $4 million primarily due to lower marketing expenses for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to lower commodity prices, partially offset by lower throughput volumes sold and purchased as the production was temporarily shut-in by our primary customer.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Indirect Income and Expenses Not Allocated to Segments

Gains (Losses) on Commodity Derivatives

Gains on commodity derivatives were approximately $6 million for the three months ended September 30, 2019, compared to losses of approximately $3 million for the three months ended September 30, 2018, representing a variance of approximately $9 million.  Gains on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $74 million or 81% to approximately $17 million for the three months ended September 30, 2019, from approximately $91 million for the three months ended September 30, 2018.  The decrease was primarily due to lower share-based compensation expenses, lower severance costs and lower salaries and benefits related expenses due to lower headcount.  General and administrative expenses per Mcfe decreased to $0.76 per Mcfe for the three months ended September 30, 2019, from $3.27 per Mcfe for the three months ended September 30, 2018.

For the professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”

Exploration Costs

Exploration costs remained consistent at approximately $2 million for both the three months ended September 30, 2019, and September 30, 2018.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $2 million or 7% to approximately $20 million for the three months ended September 30, 2019, from approximately $22 million for the three months ended September 30, 2018.  Depreciation, depletion and amortization per Mcfe increased to $0.90 per Mcfe for the three months ended September 30, 2019, from $0.77 per Mcfe for the three months ended September 30, 2018.

Impairment of Assets Held for Sale

During the three months ended September 30, 2019, the Company recorded a noncash impairment charge of approximately $95 million to reduce the carrying value of its assets held for sale located in the Hugoton Basin.

(Gains) Losses on Sale of Assets and Other, Net

During the three months ended September 30, 2019, the Company recorded a net gain of approximately $7 million on divestitures (see Note 3):

•	Net gain of approximately $4 million on the sale of its interest in properties located in Illinois;
•	Net loss of approximately $1 million on the sale of its interest in non-operated properties in the Hugoton Basin; and
•

Net gain of approximately $5 million as a contingent payment was received for operational requirements related to the sale of properties located in the Los Angeles Basin in California in the third quarter of 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Three Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(2,329)	$(594)	$(1,735)
Other, net	(595)	105	(700)
	$(2,924)	$(489)	$(2,435)

Interest expense increased primarily due to higher debt outstanding.  For the three months ended September 30, 2018, interest expense is primarily related to amortization of financing fees.  See “Debt” under “Liquidity and Capital Resources” below for additional details.  For the three months ended September 30, 2019, “other, net” is primarily related to writing off a portion of the unamortized deferred financing fees of approximately $700,000 and commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest and rental income.

Reorganization Items, Net

The Company incurred significant costs and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings during 2016 and 2017.  Reorganization items represent costs directly associated with the Chapter 11 proceedings since the petition date.  During the three months ended September 30, 2019, and September 30, 2018, reorganization items were approximately $300,000 and $1 million, respectively, primarily related to legal and other professional fees.

Income Tax Expense

The Company recognized an income tax expense of approximately $127 million compared to an income tax benefit of approximately $40 million for the three months ended September 30, 2019, and September 30, 2018, respectively.  At September 30, 2019, and for the first time since Riviera’s inception, the Company’s earnings show a cumulative loss which is primarily due to losses generated during the third quarter of 2019. Based on the cumulative loss and projections of future taxable income for the periods in which our deferred tax assets are deductible, the Company recorded a full valuation allowance of approximately $127 million to reduce its federal and state net deferred tax assets to an amount that is more likely than not to be realized.  The income tax benefit for the three months ended September 30, 2018, was primarily due to taxable losses.

Loss from Discontinued Operations, Net of Income Taxes

As a result of the Company’s internal reorganization in connection with the Spin-off, the equity interest in Roan was distributed to the Parent on the Reorganization Date and is no longer affiliated with Riviera.  As such, the Company has classified the equity earnings in Roan as discontinued operations.  Loss from discontinued operations, net of income taxes was approximately $15 million for the three months ended September 30, 2018.  See Note 3 for additional information.

Net (Loss) Income

Net (loss) income decreased by approximately $178 million to a net loss of approximately $226 million for the three months ended September 30, 2019, from a net loss of approximately $48 million for the three months ended September 30, 2018.  The net loss for the three months ended September 30, 2019, was primarily due to a noncash impairment charge recorded to the Company’s Hugoton Basin assets held for sale, a valuation allowance, lower production volumes and prices, partially offset by lower expenses, gains on commodity derivatives and a net gain recorded on the sale of assets.  See discussion above for explanations of variances.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$136,823	$174,085	$(37,262)
Oil sales	26,525	66,273	(39,748)
NGL sales	30,783	73,175	(42,392)
Total oil, natural gas and NGL sales	194,131	313,533	(119,402)
Gains (losses) on commodity derivatives	12,673	(25,730)	38,403
Marketing and other revenues	183,254	174,638	8,616
	390,058	462,441	(72,383)
Expenses:
Lease operating expenses	66,204	94,902	(28,698)
Transportation expenses	53,478	62,611	(9,133)
Marketing expenses	132,888	145,231	(12,343)
General and administrative expenses (1)	49,434	228,105	(178,671)
Exploration costs	4,154	3,742	412
Depreciation, depletion and amortization	65,013	71,960	(6,947)
Impairment of assets held for sale	113,470	—	113,470
Taxes, other than income taxes	14,010	22,729	(8,719)
Gains on sale of assets and other, net	(24,967)	(208,009)	183,042
	473,684	421,271	52,413
Other income and (expenses)	(6,111)	(1,109)	(5,002)
Reorganization items, net	(756)	(4,487)	3,731
(Loss) income from continuing operations before income taxes	(90,493)	35,574	(126,067)
Income tax expense	129,092	25,247	103,845
(Loss) income from continuing operations	(219,585)	10,327	(229,912)
Income from discontinued operations, net of income taxes	—	19,674	(19,674)
Net (loss) income	$(219,585)	$30,001	$(249,586)

(1)

General and administrative expenses for the nine months ended September 30, 2019, and September 30, 2018, include approximately $13 million and $131 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the nine months ended September 30, 2019, and September 30, 2018, include approximately $2 million and $26 million, respectively, of severance costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Nine Months Ended September 30,
	2019	2018	Variance
Average daily production:
Natural gas (MMcf/d)	215	249	(14%)
Oil (MBbls/d)	1.7	3.9	(56%)
NGL (MBbls/d)	6.4	11.0	(42%)
Total (MMcfe/d)	264	338	(22%)

Weighted average prices: (1)
Natural gas (Mcf)	$2.33	$2.56	(9%)
Oil (Bbl)	$55.80	$62.55	(11%)
NGL (Bbl)	$17.55	$24.41	(28%)

Average NYMEX prices:
Natural gas (MMBtu)	$2.67	$2.90	(8%)
Oil (Bbl)	$56.72	$66.75	(15%)

Costs per Mcfe of production:
Lease operating expenses	$0.92	$1.03	(11%)
Transportation expenses	$0.74	$0.68	9%
General and administrative expenses (2)	$0.69	$2.47	(72%)
Depreciation, depletion and amortization	$0.90	$0.78	15%
Taxes, other than income taxes	$0.19	$0.25	(24%)

Average daily production – discontinued operations:
Equity method investments ‒ Total (MMcfe/d) (3)	—	86	(100%)

(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the nine months ended September 30, 2019, and September 30, 2018, include approximately $13 million and $131 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the nine months ended September 30, 2019, and September 30, 2018, include approximately $2 million and $26 million, respectively, of severance costs.

(3)	Represents the Company’s historical 50% equity interest in Roan.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Oil, natural gas and NGL sales	$194,131	$313,533	$(119,402)
Marketing and other revenues	63,549	88,783	(25,234)
	257,680	402,316	(144,636)

Lease operating expenses	66,204	94,902	(28,698)
Transportation expenses	53,478	62,611	(9,133)
Marketing expenses	35,568	63,009	(27,441)
Severance taxes and ad valorem taxes	16,082	21,812	(5,730)
Total direct operating expenses	171,332	242,334	(71,002)
Field level cash flow (1)	$86,348	$159,982	$(73,634)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $120 million or 38% to approximately $194 million for the nine months ended September 30, 2019, from approximately $314 million for the nine months ended September 30, 2018, due to lower production volumes as a result of divestitures completed in 2018 and 2019.  Lower natural gas, NGL and oil prices resulted in a decrease in revenues of approximately $14 million, $12 million and $3 million, respectively.

Average daily production volumes decreased to approximately 264 MMcfe/d for the nine months ended September 30, 2019, from 338 MMcfe/d for the nine months ended September 30, 2018.  Lower oil, NGL and natural gas production volumes resulted in a decrease in revenues of approximately $37 million, $30 million and $24 million, respectively.

The following table sets forth average daily production by region:

	Nine Months Ended September 30,
	2019	2018	Variance
Average daily production (MMcfe/d):
Hugoton Basin	114	141	(27)	(19%)
East Texas	43	50	(7)	(14%)
Mid-Continent	38	54	(16)	(30%)
North Louisiana	32	27	5	19%
Michigan/Illinois	19	28	(9)	(32%)
Uinta Basin	18	25	(7)	(28%)
Permian Basin	—	13	(13)	(100%)
	264	338	(74)	(22%)

The decreases in average daily production volumes in the Hugoton Basin and Mid-Continent regions primarily reflect lower production volumes as a result of divestitures completed during 2018 and 2019, partially offset by increased development capital spending in the Mid-Continent region.  Additionally, Hugoton Basin volumes were impacted by the election to reject ethane.  The decreases in average daily production volumes in the Uinta Basin and Permian Basin regions primarily reflect lower production volumes as a result of divestitures completed during 2018.  The decrease in average daily production in the Michigan/Illinois region reflect lower production volumes, as a result of the Michigan and Illinois Assets Sales in the third quarter of 2019.  See Note 3 for additional information of divestitures.  The decreases in average daily production volumes in the East Texas region reflect lower production volumes as a result of reduced development capital spending and natural declines.  The increase in production volumes in North Louisiana is due to new wells drilled in 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues

	Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$42,456	$68,387	$(25,931)
Helium	15,605	16,784	(1,179)
Other	5,488	3,612	1,876
	$63,549	$88,783	$(25,234)

Marketing and other revenues decreased by approximately $25 million or 28% to approximately $64 million for the nine months ended September 30, 2019, from approximately $89 million for the nine months ended September 30, 2018.  The decrease was primarily due to third party take-in-kind elections.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana regions.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $29 million or 30% to approximately $66 million for the nine months ended September 30, 2019, from approximately $95 million for the nine months ended September 30, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019 and reduced labor costs for field operations as a result of cost savings initiatives.  Lease operating expenses per Mcfe decreased to $0.92 per Mcfe for the nine months ended September 30, 2019, from $1.03 per Mcfe for the nine months ended September 30, 2018.

Transportation Expenses

Transportation expenses decreased by approximately $10 million or 15% to approximately $53 million for the nine months ended September 30, 2019, from approximately $63 million for the nine months ended September 30, 2018.  Transportation expenses per Mcfe increased to $0.74 per Mcfe for the nine months ended September 30, 2019, from $0.68 per Mcfe for the nine months ended September 30, 2018.  The increase in the rate per Mcfe is primarily driven by changes in the Company’s asset base as a result of divestitures in the first quarter of 2018 as well as lower volumes in Hugoton due to the election to reject ethane.

Marketing Expenses

	Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$33,446	$60,158	$(26,712)
Other	2,122	2,851	(729)
	$35,568	$63,009	$(27,441)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $27 million or 44% to approximately $36 million for the nine months ended September 30, 2019, from approximately $63 million for the nine months ended September 30, 2018.  The decrease was primarily due to third party take-in-kind elections.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Severance and Ad Valorem Taxes

	Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Severance taxes	$6,120	$10,391	$(4,271)
Ad valorem taxes	9,962	11,421	(1,459)
	$16,082	$21,812	$(5,730)

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes due to divestitures completed in 2018 and 2019.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2018 and 2019.

Field Level Cash Flow

Field level cash flow decreased by approximately $74 million or 46% to approximately $86 million for the nine months ended September 30, 2019, from approximately $160 million for the nine months ended September 30, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019 and lower commodity prices.

Blue Mountain Reporting Segment

	Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Marketing revenues	$119,705	$85,855	$33,850

Marketing expenses	90,817	82,222	8,595
Severance taxes and ad valorem taxes	2,026	714	1,312
Total direct operating expenses	92,843	82,936	9,907
Field level cash flow (1)	$26,862	$2,919	$23,943

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Marketing Revenues

Marketing revenues increased by approximately $34 million or 39% to approximately $120 million for the nine months ended September 30, 2019, from approximately $86 million for the nine months ended September 30, 2018.  The increase was due to higher throughput volumes sold related to the commissioning of the cryogenic natural gas processing facility starting at the end of the second quarter of 2018 and water related services in 2019, partially offset by a decrease in prices during 2019 and lower throughput volumes sold as the production was temporarily shut-in by our primary customer during the three months ended September 30, 2019.

Average daily throughput volumes increased to approximately 117 MMcf/d for the nine months ended September 30, 2019, from 82 MMcf/d for the nine months ended September 30, 2018.

Marketing Expenses

Marketing expenses increased by approximately $9 million 10% to approximately $91 million for the nine months ended September 30, 2019, from approximately $82 million for the nine months ended September 30, 2018.  The increase was due to higher throughput volumes purchased related to the commissioning of the cryogenic natural gas processing facility starting at the end of the second quarter of 2018 and water related services in 2019, partially offset by a decrease in prices during 2019 and lower throughput volumes purchased as the production was temporarily shut-in by our primary customer during the three months ended September 30, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Field Level Cash Flow

Field level cash flow increased by approximately $24 million to approximately $27 million for the nine months ended September 30, 2019, from approximately $3 million for the nine months ended September 30, 2018.  The increase was due to increased throughput volumes and the operations of the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018 and water related services in 2019, partially offset by lower prices during 2019 and lower throughput volumes sold and purchased as the production was temporarily shut-in by our primary customer during the three months ended September 30, 2019.

Indirect Income and Expenses Not Allocated to Segments

Gains (Losses) on Commodity Derivatives

Gains on commodity derivatives were approximately $13 million for the nine months ended September 30, 2019, compared to losses of $26 million for the nine months ended September 30, 2018, representing a variance of approximately $39 million.  Gains on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $179 million or 78% to approximately $49 million for the nine months ended September 30, 2019, from approximately $228 million for the nine months ended September 30, 2018.  The decrease was primarily due to lower share-based compensation expenses, lower severance costs and lower salaries and benefits related expenses due to lower headcount partially offset by lower transition service fees recorded as a reduction of general and administrative expenses during the nine months ended September 30, 2018.  General and administrative expenses per Mcfe decreased to $0.69 per Mcfe for the nine months ended September 30, 2019, from $2.47 per Mcfe for the nine months ended September 30, 2018.

For the professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”

Exploration Costs

Exploration costs remaining consistent at approximately $4 million for both the nine months ended September 30, 2019, and September 30, 2018.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $7 million or 10% to approximately $65 million for the nine months ended September 30, 2019, from approximately $72 million for the nine months ended September 30, 2018.  The decrease was primarily due to lower total production volumes, partially offset by Blue Mountain’s increase in depreciation expense related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018 and related compression and gathering systems.  Depreciation, depletion and amortization per Mcfe increased to $0.90 per Mcfe for the nine months ended September 30, 2019, from $0.78 per Mcfe for the nine months ended September 30, 2018.

Impairment of Assets Held for Sale

During the nine months ended September 30, 2019, the Company recorded noncash impairment charges of approximately $113 million to reduce the carrying value of its assets held for sale located in the Hugoton Basin and the Michigan Assets Sale.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

(Gains) Losses on Sale of Assets and Other, Net

During the nine months ended September 30, 2019, the Company recorded a net gain of approximately $27 million on divestitures (see Note 3):

•	Net gain of approximately $4 million on the sale of its interest in properties located in Illinois;
•	Net loss of approximately $10 million on the sale of its interest in non-operated properties in the Hugoton Basin;
•	Net gain of approximately $28 million on the Arkoma Assets Sale; and
•

Net gain of approximately $5 million as a contingent payment was received for operational requirements related to sale of properties located in the Los Angeles Basin in California in the third quarter of 2017.

During the nine months ended September 30, 2018, the Company recorded the following amounts related to divestitures (see Note 3):

•	Net gain of approximately $12 million on the New Mexico Assets Sale;
•	Net gain of approximately $83 million, including costs to sell of approximately $2 million, on the Altamont Bluebell Assets Sale;
•	Net gain of approximately $54 million, including costs to sell of approximately $2 million, on the West Texas Assets Sale; and
•	Net gain of approximately $46 million, including costs to sell of approximately $1 million, on the Oklahoma and Texas Assets Sale.

Other Income and (Expenses)

	Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(5,403)	$(1,582)	$(3,821)
Other, net	(708)	473	(1,181)
	$(6,111)	$(1,109)	$(5,002)

Interest expense increased primarily due to higher debt outstanding.  For the nine months ended September 30, 2018, interest expense is primarily related to amortization of financing fees.  See “Debt” under “Liquidity and Capital Resources” below for additional details.  For the nine months ended September 30, 2019, “other, net” is primarily related to writing off a portion of the unamortized deferred financing fees of approximately $700,000 and commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest and rental income.

Reorganization Items, Net

The Company incurred significant costs and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings during 2016 and 2017.  Reorganization items represent costs directly associated with the Chapter 11 proceedings since the petition date.  During the nine months ended September 30, 2019, and September 30, 2018, reorganization items were approximately less than $1 million and $4 million, respectively, primarily related to legal and other professional fees.

Income Tax Expense

The Company recognized an income tax expense of approximately $129 million compared to $25 million for the nine months ended September 30, 2019, and September 30, 2018, respectively.  At September 30, 2019, and for the first time since Riviera’s inception, the Company’s earnings show a cumulative loss which is primarily due to losses generated during the third quarter of 2019. Based on the cumulative loss and projections of future taxable income for the periods in which our deferred tax assets are deductible, the Company recorded a full valuation allowance of approximately $127 million to reduce its federal and state net deferred tax assets to an amount that is more likely than not to be realized.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Income from Discontinued Operations, Net of Income Taxes

As a result of the Company’s internal reorganization in connection with the Spin-off, the equity interest in Roan was distributed to the Parent on the Reorganization Date and is no longer affiliated with Riviera.  As such, the Company has classified the equity earnings in Roan as discontinued operations.  Income from discontinued operations, net of income taxes was approximately $20 million for the nine months ended September 30, 2018.  See Note 3 for additional information.

Net (Loss) Income

Net (loss) income decreased by approximately $250 million to a net loss of approximately $220 million for the nine months ended September 30, 2019, from net income of approximately $30 million for the nine months ended September 30, 2018.  The decrease was primarily due to a noncash impairment charge recorded to the Company’s Hugoton Basin and the Michigan Asset Sale, a valuation allowance, assets held for sale, lower production revenue, lower gains on sales of assets and lower commodity revenues, partially offset by lower expenses and gains on commodity derivatives during the nine months ended September 30, 2019.  See discussion above for explanations of variances.

Liquidity and Capital Resources

The Company’s sources of cash have primarily consisted of proceeds from divestitures of oil and natural gas properties, net cash provided by operating activities and borrowings under the Blue Mountain Credit Facility.  As a result of divesting certain oil and natural gas properties during the nine months ended September 30, 2019, the Company received approximately $178 million in net cash proceeds.  The Company has also used its cash to fund capital expenditures, principally for the development of its oil and natural gas properties, and plant and pipeline construction, the Parent’s repurchases of LINN Energy, Inc. Class A common stock prior to the Spin-off, and repurchases of Riviera’s common stock subsequent to the Spin-off.  Based on current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash:
Net cash provided by (used in) operating activities	$87,843	$(27,520)
Net cash provided by investing activities	24,431	201,733
Net cash used in financing activities	(33,133)	(511,088)
Net increase (decrease) in cash, cash equivalents and restricted cash	$79,141	$(336,875)

Operating Activities

Cash provided by operating activities was approximately $88 million for the nine months ended September 30, 2019, compared to cash used of approximately $28 million for the nine months ended September 30, 2018, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities

The following provides a comparative summary of cash flow from investing activities:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(150,096)	$(172,353)
Acquisition of property, plant and equipment	(3,380)	—
Proceeds from sale of properties and equipment and other	177,907	367,086
Net cash provided by investing activities — continuing operations	24,431	194,733
Net cash provided by investing activities — discontinued operations	—	7,000
Net cash provided by investing activities	$24,431	$201,733

The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties and construction of Blue Mountain Midstream’s cryogenic natural gas processing facility, water facilities and related compression and gathering systems.  Capital expenditures decreased primarily due to lower spending on plant and pipeline construction related to Blue Mountain Midstream partially offset by higher oil and natural gas capital spending.  The Company made no material acquisitions of properties during the nine months ended September 30, 2019, or September 30, 2018.

Proceeds from sale of properties and equipment and other for the nine months ended September 30, 2019, include cash proceeds received of approximately $59 million (excluding a deposit of approximately $5 million received in 2018) from the Arkoma Assets Sale, approximately $31 million from the sale of non-operated properties in the Hugoton Basin approximately $36 million from the Michigan Assets Sale, approximately $4 million from the sale of its interest in properties located in Illinois and approximately $17 million from Blue Mountain’s agreement with customer.  Proceeds from sale of properties and equipment and other for the nine months ended September 30, 2018, include cash proceeds received of approximately $109 million from the West Texas Assets Sale, approximately $97 million (excluding a deposit of approximately $12 million received in 2017) from the Oklahoma and Texas Assets Sale, approximately $134 million related to the Altamont Bluebell Assets Sale and approximately $14 million related to the New Mexico Assets Sale.

See below for details regarding accrued and paid capital expenditures for the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)

Oil and natural gas	$59,503	$24,657
Plant and pipeline	78,480	117,419
Other	2,647	827
Capital expenditures, excluding acquisitions	$140,630	$142,903

The decrease in capital expenditures was primarily due to lower plant and pipeline construction activities associated with Blue Mountain Midstream, partially offset by higher oil and natural gas development activities.  For 2019, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $175 million, including approximately $66 million related to its oil and natural gas capital program and approximately $109 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities

Cash used in financing activities was approximately $33 million for the nine months ended September 30, 2019, compared to cash used of approximately $511 million for the nine months ended September 30, 2018, respectively.  During the nine months ended September 30, 2019, the primary uses of cash by financing activities were repurchases of shares and repayments under the Riviera Credit Facility, partially offset by borrowings under the Blue Mountain Credit Facility.  During the nine months ended September 30, 2018, prior to the Spin-off, the primary use of cash in financing activities was transfers to the Parent to fund repurchases of the Parent’s common stock and settlement of the Parent’s restricted stock units (see Note 12).  Since the Spin-off, the primary use of cash in financing activities was fore repurchases of Riviera’s common stock.

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

Nine Months Ended September 30, 2019
(in thousands)
Proceeds from borrowings:
Blue Mountain Credit Facility	$60,900
$60,900
Repayments of debt:
Riviera Credit Facility	$(20,000)
Blue Mountain Credit Facility	(4,300)
$(24,300)

Debt

At October 31, 2019, there were no borrowings outstanding and approximately $57 million of available borrowing capacity under the Riviera Credit Facility (which includes a $33 million reduction for outstanding letters of credit).  At October 31, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $61 million and there was approximately $126 million of available borrowing capacity (which includes a $13 million reduction for outstanding letters of credit).

For additional information related to the Company’s debt, see Note 6.

Counterparty Credit Risk

The Company accounts for its commodity derivatives at fair value.  The Company’s counterparties are participants in the Credit Facilities or were participants prior to the amendment to the Riviera Credit Facility on September 27, 2019.  The Credit Facilities are secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral.  The Company does not receive collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Dividends

The Company is not currently paying a cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.

As a C corporation, distributions to common shareholders of current or accumulated earnings and profits are qualified dividends eligible for the 23.8% maximum federal income tax rate, inclusive of the 3.8% Medicare tax rate applicable to net investment income. Any distributions in excess of current or accumulated earnings and profits would be reported as returns of capital instead of qualified dividends. Distributions that are classified as returns of capital are nontaxable to the extent

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

they do not exceed a shareholder’s adjusted tax basis in the Company’s stock, or as a capital gain to the extent that the amount of the distribution exceeds a shareholder’s adjusted tax basis in the Company’s stock. As of September 30, 2019, the Company estimates it will have zero current and accumulated earnings and profits for the tax year ended December 31, 2019.

Under the Foreign Investment in Real Property Tax Act, non-U.S. persons who hold (or have held, during a certain measuring period) more than 5% of the Company’s stock will be subject to withholding at a 15% rate on the full amount of the distribution.  If the Company makes distributions, it may take steps to determine the extent to which the Company, or potentially other withholding agents, will be required to withhold from any such distributions.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control.  These statements may include discussions about the Company’s:

•	business strategy;
•	acquisition and disposition strategy;
•	financial strategy;
•	ability to comply with the covenants with the credit facilities;

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	effects of legal proceedings;
•	drilling locations;
•	oil, natural gas and NGL reserves;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	capital expenditures;
•	economic and competitive advantages;
•	credit and capital market conditions;
•	regulatory changes;
•	lease operating expenses, general and administrative expenses and development costs;
•	future operating results;
•	plans, objectives, expectations and intentions; and
•	taxes.

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

At September 30, 2019, the fair value of fixed price swaps and collars was a net asset of approximately $9 million.  A 10% increase in the NYMEX WTI oil, NYMEX Henry Hub natural gas and NGL prices above the September 30, 2019, prices would result in a net asset of approximately $3 million, which represents a decrease in the fair value of approximately $6 million; conversely, a 10% decrease in the NYMEX oil and Henry Hub natural gas and NGL prices below the September 30, 2019, prices would result in a net asset of approximately $15 million, which represents an increase in the fair value of approximately $6 million.

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

Interest Rate Risk

At September 30, 2019, the Company had debt outstanding under the Credit Facilities of $61.1 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $611,000 increase in annual interest expense.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electricity prices are volatile and we may be unable to maintain stable and favorable prices and may not be able to obtain stable or favorable prices in the future, which may have a significant impact on our financial condition and results of operations.

Because our Blue Mountain segment relies on electricity for many of its operations, electricity prices are an important driver of its operating expenses. Recent dispositions of assets in our upstream reporting segment have caused our Blue Mountain reporting segment to comprise a larger portion of our portfolio. As a result, the prices at which our Blue Mountain segment is able to obtain electricity continues to have an increasingly significant impact on our consolidated operating costs and profitability.  Although we enter into long-term contracts for electricity, regulatory changes, changes in interpretation of laws or other events may make it difficult for us to maintain favorable or stable electricity prices for our Blue Mountain segment and have an adverse effect on our results of operations.

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

The following sets forth information with respect to the Company’s repurchases of shares of Riviera common stock during the third quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)

July 1 – 31	325,533	$10.90	325,533	$50,538
August 1 – 31	1,933,794	$10.58	1,933,794	30,072
September 1 – 30	68,089	$13.19	68,089	29,174
Total	2,327,416	$10.70	2,327,416

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.Exhibits

Exhibit Number		Description

10.1*†	—	Purchase and Sale Agreement, dated August 28, 2019, by and between Riviera Upstream, LLC and Riviera Operating, LLC, as seller, and Scout Energy Group V LP, as buyer

10.2	—

Fourth Amendment to Credit Agreement dated September 27, 2019, to the Credit Agreement dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8‑K filed September 3, 2019)

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
†

Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA RESOURCES, INC.
(Registrant)

Date: November 7, 2019	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President, Finance, Administration and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)