Form 10-K
period 2019-12-31
Riviera Resources, Inc.
filed 2020-02-28
CIK 1737204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

Aggregate market value of the Company’s common stock held by non-affiliates of the registrant as of June 28, 2019, was $293,404,582 based on the closing price on the OTCQX Market.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

As of January 31, 2020, there were 58,037,642 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Annual Report on Form 10‑K.

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

References

Unless otherwise indicated or the context otherwise requires, references herein to the “Company,” “we,” “our,” and “us” refer (i) prior to the Spin-off (as defined below) to Linn Energy, Inc. (the “Parent”) and its consolidated subsidiaries, and (ii) after the Spin-off, to Riviera Resources, Inc. (“Riviera”) and its consolidated subsidiaries.  Unless otherwise indicated or the context otherwise requires, references herein to “LINN Energy” refer to Linn Energy, Inc. and its consolidated subsidiaries.  References to “Successor” relate to the financial position and results of operations of the Company subsequent to LINN Energy’s emergence from bankruptcy on February 28, 2017.  References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including February 28, 2017.  Riviera is a successor issuer of the Parent pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The reference to a “Note” herein refers to the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8. “Financial Statements and Supplementary Data.”

Overview

Riviera is an independent oil and natural gas company with a strategic focus on efficiently operating its mature low-decline assets, developing its growth-oriented assets, and returning capital to shareholders.  Riviera is quoted for trading on the OTCQX Market under the ticker “RVRA.”  The Company has two operating segments: upstream and Blue Mountain.

The Company’s upstream reporting segment properties are currently primarily located in two operating regions in the United States (“U.S.”): the Mid-Continent and North Louisiana.  Proved reserves at December 31, 2019, were approximately 316 Bcfe, of which approximately 89% were natural gas, 6% were natural gas liquids (“NGL”) and 5% were oil.  Approximately 90% were classified as proved developed, with a total standardized measure of discounted future net cash flows of approximately $159 million.  At December 31, 2019, the Company operated 1,446 or approximately 55% of its 2,635 gross productive wells.

In the first quarter of 2020, the Company completed the sale of its interests in non-operated properties located in the Drunkards Wash field in the Uinta Basin, the Overton field in East Texas and the Personville field in East Texas.  These properties are included in “assets held for sale” on the consolidated balance sheet as of December 31, 2019.  Reserve information as of December 31, 2019, includes amounts associated with these properties.  See Note 4 for additional information.

The Blue Mountain reporting segment consists of a state of the art cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.

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

Item 1.Business - Continued

Prior to the Spin-off, the accompanying consolidated and combined financial statements were prepared on a stand-alone basis and derived from the Parent’s consolidated financial statements and accounting records for the periods presented as the Company was historically managed as a subsidiary of the Parent.

Historically, a subsidiary of the Company also owned a 50% equity interest in Roan.  The Company’s equity earnings (losses), consisting of its share of Roan’s earnings or losses, are included in the consolidated and combined financial statements through the Reorganization Date.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  As such, the Company has classified the investment and equity earnings (losses) in Roan as discontinued operations on its consolidated and combined financial statements.  See Note 4 for additional information.  In December 2019, stockholders of Roan Resources, Inc. approved an Agreement and Plan of Merger (“Merger”) between Roan Resources, Inc. and a subsidiary of Citizen Energy Operating, LLC (“Citizen Operating”) under which Roan Resources, Inc., including its subsidiary Roan Resources LLC, became wholly owned subsidiaries of Citizen Operating.  The effective date of the Merger was December 6, 2019, and as a result of the Merger, the Company and Roan Resources, Inc. no longer share certain mutual directors and significant stockholders.

Strategy

Riviera is strategically focused on efficiently operating its mature low-decline assets, developing its growth-oriented assets, and returning capital to shareholders.  The Company has producing properties currently located primarily in Oklahoma and Louisiana.  The Company’s wholly owned subsidiary, Blue Mountain Midstream, is an emerging midstream company with assets in central Oklahoma focused on providing its customers with comprehensive natural gas, oil, natural gas liquids, and water solutions in a safe and environmentally sound manner, including gas and oil gathering and processing, water gathering and treatment, and delivery of product to lucrative downstream markets.  In the future, Blue Mountain Midstream looks to expand the scale and scope of its service capabilities in the Merge/SCOOP/STACK through organic growth and strategic acquisitions.

Recent Developments

Divestitures

Below are the Company’s completed divestitures in 2019:

On November 22, 2019, the Company completed the sale of its interest in the remaining properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $286 million. During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $100 million to reduce the carrying value of these assets to fair value. In connection with the Hugoton Basin Assets Sale, the buyer also acquired the Company’s interests in Mayzure, LLC, a wholly owned subsidiary of the Company, which was the counterparty to the volumetric production payment agreements based on helium produced from certain oil and natural gas properties in the Hugoton Basin.

Blue Mountain Midstream entered into an agreement with a potential customer to construct a gathering system, as well as gather and process gas.  During the third quarter of 2019, a decision was made not to proceed with the gas gathering and processing contract, and as a result, the customer reimbursed Blue Mountain Midstream for capital deployed and operating expenses incurred, in addition to paying a success fee for constructing the assets.  During the year ended December 31, 2019, Blue Mountain Midstream received a capital reimbursement of approximately $20 million.  Blue Mountain Midstream also received approximately $4 million for the success fee and the expense reimbursement, which is included in “(gains) losses on sale of assets and other, net” on the consolidated and combined statement of operations.

On September 5, 2019, the Company completed the sale of its interest in properties located in Illinois.  Cash proceeds from the sale of these properties were approximately $4 million and the Company recorded a net gain of approximately $4 million.

On August 30, 2019, the Company completed the sale of its interest in non-core assets located in North Louisiana.  Cash proceeds from the sale were approximately $2 million and the Company recorded a net gain of approximately $376,000.

On July 3, 2019, the Company completed the sale of its interest in properties located in Michigan (the “Michigan Assets Sale”).  Cash proceeds from the sale of these properties were approximately $39 million.  The Company recorded a noncash

Item 1.Business - Continued

impairment charge to reduce the carrying value of these assets to fair value of approximately $18 million for the year ended December 31, 2019.

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds received from the sale of these properties were approximately $29 million and the Company recognized a net loss of approximately $10 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma.  Cash proceeds received from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recognized a net gain of approximately $28 million.

Divestitures – Subsequent Events

On January 15, 2020, the Company completed the sale of its interests in non-operated properties located in the Drunkards Wash field in the Uinta Basin (the “Drunkards Wash Asset Sale”).  Cash proceeds from the sale of these properties were approximately $4 million (including a deposit of approximately $450,000 received in 2019).

On January 31, 2020, the Company completed the sale of its interest in properties located in the Overton field in East Texas (the “Overton Assets Sale”).  Cash proceeds from the sale of these properties were approximately $17 million (including a deposit of approximately $2 million received in 2019).  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $13 million to reduce the carrying value of these assets to fair value.

On February 14, 2020, the Company completed the sale of its interest in properties located in the Personville field in East Texas (the “Personville Assets Sale”).  Cash proceeds from the sale of these properties were approximately $29 million (including a deposit of approximately $3 million received in 2019).  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $72 million to reduce the carrying value of these assets to fair value.

On November 20, 2019, the Company signed an agreement to sell its building located in Oklahoma City, Oklahoma for an amended contract price of $21 million.  The sale is expected to close in the first quarter of 2020.  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $5 million to reduce the carrying value of this asset to fair value.

The assets and liabilities associated with the sale of the Oklahoma office building, the Drunkards Wash Asset Sale, the Overton Assets Sale and the Personville Assets Sale are classified as held for sale on the consolidated balance sheet at December 31, 2019.

2019 Oil and Natural Gas and Midstream Capital Expenditures

During the year ended December 31, 2019, the Company had total capital expenditures, excluding acquisitions, of approximately $172 million, including approximately $63 million related to its oil and natural gas capital program and approximately $105 million related to Blue Mountain Midstream.

2020 Oil and Natural Gas and Midstream Capital Budget

For 2020, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $52 million, including approximately $25 million related to its oil and natural gas capital program and approximately $27 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Financing Activities

Riviera Credit Facility

Riviera’s credit agreement provides for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”).  On September 27, 2019, the Company entered into an amendment to the Riviera Credit Facility to, among other things, extend its maturity date to August 4, 2021.  The amendment resulted in a borrowing commitment reduction from $230 million to $90 million, primarily due to asset sales, with the next scheduled borrowing base redetermination to occur on April 1, 2020.

Item 1.Business - Continued

Blue Mountain Midstream Credit Facility

Blue Mountain Midstream’s credit agreement provides for a senior secured revolving loan facility (the “Blue Mountain Midstream Credit Facility”).  On February 8, 2019, the borrowing commitment under the Blue Mountain Midstream Credit Facility was increased to $200 million.  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities.”

Cash Distributions

On November 21, 2019, the Board of Directors of the Company declared a cash distribution of $4.25 per share.  A cash distribution totaling approximately $249 million was paid on December 12, 2019, to shareholders of record as of the close of business on December 5, 2019.  In addition, approximately $11 million for potential future distributions was recorded in restricted cash at December 31, 2019.  In December 2019, distributions payable of approximately $2 million related to outstanding share-based compensation awards was also recorded.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the consolidated balance sheet at December 31, 2019.

Share Repurchase Program

On July 18, 2019, the Company’s Board of Directors increased the share repurchase authorization to $150 million of the Company’s outstanding shares of common stock.  During the year ended December 31, 2019, the Company repurchased an aggregate of 8,475,514 shares of common stock at an average price of $12.72 per share for a total cost of approximately $108 million.  Included in this number are private purchases of 2,380,425 shares of common stock purchased at a discount to market, at an average price of $10.91 for a total cost of approximately $26 million.  See Note 12 for additional information.  For the period from January 1, 2020 through February 21, 2020, the Company repurchased 171,107 shares of common stock at an average price of $7.84 for a total cost of approximately $1 million.  At February 21, 2020, approximately $23 million was available for share repurchases under the program.  Any share repurchases are subject to restrictions in the Riviera Credit Facility.

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

Commodity Derivatives

During the year ended December 31, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and oil fixed price swaps and natural gas basis swaps for 2020.  In July 2019, in connection with the closing of the Michigan Assets Sale, the Company canceled its MichCon natural gas basis swaps for 2019 and 2020.

Oil Services Agreement

On July 17, 2019, a subsidiary of Blue Mountain Midstream entered into an agreement with Roan to gather Roan’s oil in the Merge/SCOOP/STACK play.  The agreement provides for a 10-year term covering an 89,000 net acre dedicated area in nine Townships in central Oklahoma.  Blue Mountain plans to construct an initial crude system consisting of approximately 28 miles of gathering pipelines with two downstream interconnections providing Roan with direct access to the Cushing market.  The Blue Mountain system will initially be capable of transporting up to 60,000 barrels per day of crude oil.  Services will commence in the first half of 2020.  On December 6, 2019, Roan became a wholly owned indirect subsidiary of Citizen Operating.

Water Services Agreement

On January 31, 2019, a subsidiary of Blue Mountain Midstream entered into an agreement with Roan to exclusively manage all of Roan’s water needs for its drilling and completion operations in Central Oklahoma.  Blue Mountain Midstream provides comprehensive water management services including pipeline gathering, disposal, treatment and redelivery of recycled water for re-use.  The agreement is supported by a 10-year acreage dedication in 67 Townships covering portions of seven Oklahoma Counties.  On December 6, 2019, Roan became a wholly owned indirect subsidiary of Citizen Operating.

Item 1.Business - Continued

Upstream Reporting Segment Operating Regions

The Company’s upstream reporting segment properties are currently primarily located in two operating regions in the U.S.:

•	Mid-Continent, which includes properties in the Northwest STACK in northwestern Oklahoma and various other oil and natural gas producing properties throughout Oklahoma; and
•	North Louisiana, which includes oil and natural gas properties producing primarily from the Hosston, Cotton Valley Bossier and Smackover formations.

In the first quarter of 2020, the Company completed the sale of its interests in non-operated properties located in the Drunkards Wash field in the Uinta Basin, the Overton field in East Texas and the Personville field in East Texas.  These properties are included in “assets held for sale” on the consolidated balance sheet as of December 31, 2019.  Reserve information as of December 31, 2019, includes amounts associated with these properties.  See Note 4 for details of the Company’s divestitures.

During 2019, the Company divested all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions.  During 2018, the Company divested all of its properties located in the Permian Basin operating region.  During 2017, the Company divested all of its properties located in the California and South Texas operating regions.  As a result of the Company’s strategic exit from California in 2017 (completed by the sale of its interest in properties located in the San Joaquin Basin and the Los Angeles Basin in California), the Company classified the results of operations and cash flows of its California properties as discontinued operations on its consolidated and combined financial statements.

East Texas

At December 31, 2019, the East Texas region consisted of properties located in east Texas primarily producing natural gas from the Travis Peak, Cotton Valley and Bossier formations at depths ranging from 7,000 feet to 12,500 feet.  The Company’s properties in this region are primarily mature, low-decline natural gas wells.  To more efficiently transport its natural gas in east Texas to market, the Company owns and operates a network of natural gas gathering systems comprised of approximately 590 miles of pipeline and associated compression and metering facilities that connect to numerous sales outlets in the area.

East Texas proved reserves represented approximately 40% of total proved reserves at December 31, 2019, all of which were classified as proved developed.  This region produced approximately 42 MMcfe/d of the Company’s 2019 average daily production.  During 2019, the Company invested approximately $1 million to develop the properties in this region.  As noted above, the majority of the Company’s properties located in East Texas are included in “assets held for sale” on the consolidated balance sheet as of December 31, 2019.

Mid-Continent

The Mid-Continent region consists of properties located in the Northwest STACK, as well as other Oklahoma properties.  The Company’s properties in this diverse region produce from both oil and natural gas reservoirs at depths ranging from 3,500 feet to 19,000 feet.

Mid-Continent proved reserves represented approximately 22% of total proved reserves at December 31, 2019, all of which were classified as proved developed.  This region produced approximately 36 MMcfe/d of the Company’s 2019 average daily production.  During 2019, the Company invested approximately $9 million to develop the properties in this region and approximately $43 million in exploration activity.

North Louisiana

The North Louisiana region consists of properties located in north Louisiana and primarily producing natural gas from the Hosston, Cotton Valley, Bossier and Smackover formations at depths ranging from 7,000 feet to 12,500 feet.

North Louisiana proved reserves represented approximately 25% of total proved reserves at December 31, 2019, of which 61% were classified as proved developed.  This region produced approximately 31 MMcfe/d of the Company’s 2019 average daily production.  During 2019, the Company invested approximately $10 million to develop the properties in this region.

Item 1.Business - Continued

Uinta Basin

Uinta Basin proved reserves represented approximately 13% of total proved reserves at December 31, 2019, all of which were classified as proved developed.  The Uinta Basin region produced approximately 18 MMcfe/d of the Company’s 2019 average daily production.  During 2019, the Company invested approximately $1 million to develop the properties in the Uinta Basin region.  As noted above, these properties are included in “assets held for sale” on the consolidated balance sheet as of December 31, 2019.

Blue Mountain Segment

Blue Mountain Midstream currently provides natural gas and oil gathering, compression and processing and produced water services to producers in the Merge/SCOOP/Stack play in the Mid-Continent Region of Oklahoma.  Blue Mountain Midstream’s assets primarily consist of the state of the art 250 MMcf/d design-capacity Cryo 1 natural gas plant as well as a network of natural gas gathering pipelines and compressors and produced water services (collectively, the “Blue Mountain System”).  Blue Mountain Midstream’s gathering and processing agreements for its gathering and processing system include long-term, fee-based or percent of proceeds contracts.  Based on Blue Mountain Midstream’s contracts, it gathers natural gas and NGLs from producers that it then processes and delivers to third party customers.

Blue Mountain Midstream is aggressively pursuing growth to its midstream business primarily in Oklahoma.  Additions to the Blue Mountain System are continually underway adding low and high-pressure gathering pipelines and interconnections that will accommodate incremental volume throughput.  During 2019, Blue Mountain Midstream invested approximately $102 million for plant and pipeline construction activities primarily associated with the Blue Mountain System.

Drilling and Acreage

The following table sets forth the wells drilled during the years indicated:

	Year Ended December 31,
	2019	2018	2017
Gross wells:
Productive	61	52	90
Dry	—	—	—
	61	52	90
Net development wells:
Productive	3	1	12
Dry	—	—	—
	3	1	12
Net exploratory wells:
Productive	6	2	9
Dry	—	—	—
	6	2	9

There were no lateral segments added to existing vertical wellbores during the years ended December 31, 2019, December 31, 2018, or December 31, 2017.  As of December 31, 2019, the Company had 14 gross (no net) wells in progress, and no wells were temporarily suspended.

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

Productive Wells

The following table sets forth information relating to the productive wells in which the Company owned a working interest as of December 31, 2019.  Productive wells consist of producing wells and wells capable of production, including wells

Item 1.Business - Continued

awaiting pipeline or other connections to commence deliveries.  The number of wells below does not include approximately 2,331 gross productive wells in which the Company owns a royalty interest only.

	Natural Gas Wells		Oil Wells		Total Wells (1)
	Gross	Net	Gross	Net	Gross	Net

Operated (2)	1,318	1,114	128	95	1,446	1,209
Nonoperated (3)	1,027	305	162	18	1,189	323
	2,345	1,419	290	113	2,635	1,532
(1)	Includes 1,544 gross and 1,016 net wells divested in 2020.
(2)	The Company had 4 operated wells with multiple completions at December 31, 2019.
(3)	The Company had 1 nonoperated well with multiple completions at December 31, 2019.

Developed and Undeveloped Acreage

The following table sets forth information relating to leasehold acreage as of December 31, 2019:

	Developed Acreage		Undeveloped Acreage		Total Acreage (1)
	Gross	Net	Gross	Net	Gross	Net
			(in thousands)

Leasehold acreage	677	377	23	6	700	383
(1)	Includes approximately 264 gross and 156 net acres divested in 2020.

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

Production, Price and Cost History

The Company’s natural gas production is primarily sold under short-term, market-sensitive contracts that are typically priced at the published natural gas index for the producing area plus or minus a differential attributable to the natural gas quality and the proximity to major consuming markets.  In certain circumstances, the Company has entered into natural gas processing contracts whereby the residue natural gas is sold under short-term contracts but the related NGL are sold under long-term contracts.  In all such cases, the residue natural gas and NGL are sold at market-sensitive index prices.  As of December 31, 2019, the Company had no natural gas or NGL delivery commitments under long-term contracts.

The Company’s natural gas production is sold to purchasers under spot price contracts, percentage-of-index contracts or percentage-of-proceeds contracts.  Under percentage-of-index contracts, the Company receives a percentage of the published index price for the producing area for its residue natural gas and NGL.  Under percentage-of-proceeds contracts, the Company receives a percentage of the resale price received by the purchaser for sales of residue natural gas and NGL

Item 1.Business - Continued

recovered after transportation and processing of natural gas.  These purchasers sell the residue natural gas and NGL based primarily on spot market prices.

The Company’s natural gas is transported through its own and third-party gathering systems and pipelines.  The Company incurs processing, gathering and transportation expenses to move its natural gas from the wellhead to a purchaser-specified delivery point.  These expenses vary based on the volume, distance shipped and the fee charged by the third-party processor or transporter.

The Company’s oil production is primarily sold under short-term, market-sensitive contracts that are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or at purchaser-posted prices for the producing area.  As of December 31, 2019, the Company had no oil delivery commitments under long-term contracts.

The following table sets forth information regarding total production, average daily production, average prices and average costs for each of the years indicated:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
Total production:
Natural gas (MMcf)	71,968	90,091	118,110	29,223
Oil (MBbls)	617	1,186	5,442	1,191
NGL (MBbls)	2,133	3,762	6,287	1,263
Total (MMcfe)	88,466	119,781	188,481	43,945

Average daily production:
Natural gas (MMcf/d)	197	247	386	495
Oil (MBbls/d)	1.7	3.2	17.8	20.2
NGL (MBbls/d)	5.8	10.3	20.5	21.4
Total (MMcfe/d)	242	328	616	745

Weighted average prices (unhedged): (1)
Natural gas (Mcf)	$2.28	$2.78	$2.69	$3.41
Oil (Bbl)	$57.15	$62.99	$47.42	$49.16
NGL (Bbl)	$17.36	$25.14	$21.28	$24.37

Average NYMEX prices:
Natural gas (MMBtu)	$2.63	$3.09	$3.00	$3.66
Oil (Bbl)	$57.03	$64.77	$50.53	$53.04

Costs per Mcfe of production:
Lease operating expenses	$0.88	$1.00	$1.11	$1.13
Transportation expenses	$0.73	$0.70	$0.60	$0.59
General and administrative expenses (2)	$0.70	$2.05	$0.62	$1.63
Depreciation, depletion and amortization	$0.87	$0.79	$0.71	$1.07
Taxes, other than income taxes	$0.17	$0.25	$0.25	$0.34

Total production – discontinued operations:
Equity method investment – Total (MMcfe) (3)	—	23,355	9,235	—
California – Total (MMcfe) (4)	—	—	4,326	1,755
(1)	Does not include the effect of gains (losses) on derivatives.

Item 1.Business - Continued

(2)

General and administrative expenses for the years ended December 31, 2019, and December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017, include approximately $11 million, $132 million, $41 million and $50 million, respectively, of share-based compensation expenses and approximately $5 million, $27 million, $2 million and $787,000, respectively of severance costs.  General and administrative expenses for the year ended December 31, 2018, include approximately $8 million of Spin-off related costs.  In addition, general and administrative expenses for the two months ended February 28, 2017, include expenses incurred by LINN Energy associated with the operations of Berry Petroleum Company, LLC (“Berry”).  On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

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

The following table sets forth information regarding production volumes for fields with greater than 15% of the Company’s total proved reserves for each of the years indicated:

	Year Ended December 31,
	2019	2018	2017
Total production:
Hugoton Basin Field:
Natural gas (MMcf)	*	33,510	34,363
Oil (MBbls)	*	24	45
NGL (MBbls)	*	2,581	2,968
Total (MMcfe)	*	49,137	52,437
East Texas Basin Field:
Natural gas (MMcf)	14,253	17,355	*
Oil (MBbls)	60	66	*
NGL (MBbls)	130	113	*
Total (MMcfe)	15,393	18,432	*
Sabine Uplift Field: (1)
Natural gas (MMcf)	10,584	*	*
Oil (MBbls)	35	*	*
NGL (MBbls)	42	*	*
Total (MMcfe)	11,047	*	*
Anadarko Basin Field: (2)
Natural gas (MMcf)	7,144	*	*
Oil (MBbls)	416	*	*
NGL (MBbls)	353	*	*
Total (MMcfe)	11,759	*	*
*	Represented less than 15% of the Company’s total proved reserves for the year indicated. The Company sold its properties in the Hugoton Basin Field in November 2019.
(1)	North Louisiana.
(2)	Excludes royalties.

Item 1.Business - Continued

Reserve Data

Proved Reserves

The following table sets forth estimated proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows at December 31, 2019, based on reserve reports prepared by independent engineers, DeGolyer and MacNaughton:

	Proved Reserves
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved reserves:
Proved developed reserves	250	2	3	284
Proved undeveloped reserves	31	—	—	32
Total proved reserves	281	2	3	316

Standardized measure of discounted future net cash flows (in millions) (1)	$159

Representative NYMEX prices: (2)
Natural gas (MMBtu)	$2.58
Oil (Bbl)	$55.69
(1)	This measure is not intended to represent the market value of estimated reserves.
(2)

In accordance with Securities and Exchange Commission (“SEC”) regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions.  The average price used to estimate reserves is held constant over the life of the reserves.

During the year ended December 31, 2019, the Company’s PUDs decreased to 32 Bcfe from 65 Bcfe at December 31, 2018, representing a decrease of approximately 33 Bcfe.  The decrease was primarily due to divestitures.  Reserves classified as PUDs at December 31, 2018, that were converted to proved developed reserves during the year ended December 31, 2019, were not material.

Based on the December 31, 2019, reserve reports, the amounts of capital expenditures estimated to be incurred in 2020, 2021 and 2022 to develop the Company’s PUDs are approximately $5 million, $5 million and $5 million, respectively.  The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs and product prices.  None of the 32 Bcfe of PUDs at December 31, 2019, has remained undeveloped for five years or more.  All PUD properties are included in the Company’s current five-year development plan.

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

Item 1.Business - Continued

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

Principal Customers

For the year ended December 31, 2019, sales to ONEOK Hydrocarbon, L.P. accounted for approximately 19% of the Company’s total revenues.  If the Company were to lose any one of its major oil and natural gas purchasers, the loss could temporarily cease or delay production and sale of its oil and natural gas in that particular purchaser’s service area.  If the Company were to lose a purchaser, it believes it could identify a substitute purchaser.  However, if one or more of the large purchasers ceased purchasing oil and natural gas altogether, it could have a detrimental effect on the oil and natural gas market in general and on the prices and volumes of oil, natural gas and NGL that the Company is able to sell.

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

Operating Hazards and Insurance

The oil and natural gas industry involves a variety of operating hazards and risks that could result in substantial losses from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties, and suspension of operations.  The Company may be strictly liable for environmental damages caused by previous owners of property it purchases and leases.  As a result, the Company may incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate funds otherwise available, or result in the loss of properties.  In addition, the Company participates in wells on a non-operated basis, and therefore may be limited in its ability to control the risks associated with the operation of such wells.

Item 1.Business - Continued

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

Environmental Matters and Regulation

The Company’s operations are subject to the same stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection as other companies in the oil and natural gas industry.  These laws and regulations may:

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
•

require, with little to no notice, the cessation of fluid disposal operations into disposal wells owned or controlled by the Company, or other disposal wells that the Company utilizes, which could in turn cause an unexpected, significant increase in the price to dispose of such fluids and/or cause the Company to shut in proximate producing wells while awaiting disposal capacity;

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

Item 1.Business - Continued

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
•

National Environmental Policy Act, which requires federal agencies to consider the potential environmental effects of federal actions, including oil and natural gas production activities on federal lands;

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

Various states regulate the drilling for, and the production, gathering and sale of, oil, natural gas and NGL, including imposing production taxes and requiring drilling permits.  States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of resources.  States may regulate rates of production and may establish maximum daily production allowables from wells based on market demand or resource conservation, or both.  For example, there is currently pending before the Oklahoma Corporation Commission a proposal to reduce the statewide proration formula for unallocated gas wells that, alone or together in a single unit, have a flow rate of 2,000 mcf per day or greater.  If this proposal is approved, it could reduce the volumes of natural gas that our upstream segment is entitled to recover and reduce the volumes flowing to Blue Mountain’s gathering and processing system from producer customers. States do not regulate wellhead prices or engage in other similar direct economic regulations, but there can be no assurance that they will not do so in the future.  The effect of these regulations may be to limit the amounts of oil, natural gas and NGL that may be produced from the Company’s wells and to limit the number of wells or locations it can drill.  The oil and natural gas industry is also subject to compliance with various other federal, state and local regulations and laws, including those related to occupational safety, resource conservation and equal opportunity employment.

The Company believes that it substantially complies with all current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on its business, financial condition, and results of operations or cash flows.  Future regulatory issues that could impact the Company or its operations include new rules or legislation relating to the items discussed below.

Climate Change

In December 2009, the United States Environmental Protection Agency (“EPA”) determined that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA adopted and implemented regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act, but the future of these regulations is not clear.  For example, in May 2016, the EPA finalized rules that set additional emissions limits for volatile organic compounds (“VOCs”) and established new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities.  The rules included first-time standards to address

Item 1.Business - Continued

emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions.  However, in September 2019, under a new administration, the EPA proposed to remove transmission and storage activities from the purview of the rules, thereby rescinding the VOC and methane emissions limits applicable to those activities. The proposed rule would also rescind the methane limit emissions for production and processing sources, but would maintain emissions limits for VOCs. In the alternative, the EPA also proposed to simply rescind the methane requirements for all oil and natural gas sources, without removing any activities from the source category.  A lawsuit filed in April 2018 by a coalition of states in federal district court aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector is pending (as of October 2019, the EPA had requested a stay of the litigation pending the outcome of its proposed overhaul of the 2016 methane requirements).  The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the U.S., including certain onshore oil and natural gas production facilities, on an annual basis.

On an international level, the U.S. was one of 175 countries to sign an international climate change agreement in Paris, France that requires member countries to set their own GHG emission reduction goals beginning in 2020 (the “Paris Agreement”).  However, on June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement, and on November 4, 2019, the U.S. submitted formal notification of its withdrawal to the United Nations.  The withdrawal will take effect one year from delivery of the notification, although there is a possibility that a new administration could choose to rejoin the Paris Agreement.  Certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement.  In addition, legislation has from time to time been introduced in Congress that would establish measures restricting GHG emissions in the U.S., and a number of states, various corporations, and numerous investors have begun taking actions to control and/or reduce emissions of GHGs.  Any such additional regulation could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of oil and natural gas, which could adversely affect our business, financial position, results of operations and net cash provided by operating activities.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  The Company performs hydraulic fracturing as part of its operations.  Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and natural gas regulatory programs.  However, in February 2014, the EPA published permitting guidance under the SDWA addressing the use of diesel in fracturing hydraulic operations, and in May 2014, the EPA issued an advance notice of proposed rulemaking under the Toxic Substances Control Act (“TSCA”) relating to chemical substances and mixtures used in oil and natural gas exploration or production.  Further, in March 2015, the Department of the Interior’s Bureau of Land Management (“BLM”) adopted a rule requiring, among other things, public disclosure to the BLM of chemicals used in hydraulic fracturing operations after fracturing operations have been completed and strengthening standards for well-bore integrity and management of fluids that return to the surface during and after fracturing operations on federal and Indian lands.  Following years of litigation, the BLM rescinded the rule in December 2017; however, that rescission has been challenged by several environmental groups and states in ongoing litigation (oral arguments were heard in the case in January 2020 after a long hiatus).  In addition, from time to time legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process.  If enacted, these or similar laws or regulations could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those

Item 1.Business - Continued

operations.  These permitting requirements and restrictions could result in delays in operations at well sites and also increased costs to make wells productive.

There may be other attempts to further regulate hydraulic fracturing under the SDWA, TSCA and/or other statutory or regulatory mechanisms.  In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances.  Moreover, some states and local governments have adopted, and other states and local governments are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.  For example, many states in which the Company operates have adopted disclosure regulations requiring varying degrees of disclosure of the constituents in hydraulic fracturing fluids.  In addition, the regulation or prohibition of hydraulic fracturing is the subject of significant political activity in a number of jurisdictions, some of which have resulted in tighter regulation, bans, and/or recognition of local government authority to implement such restrictions.  In many instances, litigation has ensued, some of which remains pending.  If new laws or regulations that significantly restrict or ban hydraulic fracturing are adopted, such laws could make it more difficult or costly for the Company to perform fracturing to stimulate production from tight formations.  In addition, any such additional regulation could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of oil and natural gas, which could adversely affect the Company’s revenues, results of operations and net cash provided by operating activities.

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

Solid and Hazardous Waste

Although oil and natural gas wastes generally are exempt from regulation as hazardous wastes under RCRA and some comparable state statutes, it is possible some wastes the Company generates presently or in the future may be subject to regulation under RCRA or other applicable statutes.  The EPA and various state agencies have limited the disposal options for certain wastes, including hazardous wastes, and there is no guarantee that the EPA or the states will not adopt more stringent requirements in the future.  For example, in December 2016, the EPA and several environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA.  The consent decree required the EPA to propose a rulemaking for revision of certain regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary, and in April of 2019 the EPA made the determination that revisions to the regulations were not necessary at that time, concluding that any adverse effects related to oil and gas waste were more appropriately and readily addressed within the framework of existing state regulatory programs.  Furthermore, certain wastes generated by the Company’s oil and natural gas operations that are currently exempt from designation as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

In addition, CERCLA, also known as the Superfund law, imposes cleanup obligations, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or sites where the release

Item 1.Business - Continued

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

Air Emissions

The New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs under the Clean Air Act impose specific requirements affecting the oil and gas industry under programs for compressors, controllers, dehydrators, storage tanks, natural gas processing plants, completions, and certain other equipment and processes.  Periodic review and revision of these and other rules by federal and state agencies may require changes to the Company’s operations, including possible installation of new equipment to control emissions.  For example, as described above, in May 2016, the EPA finalized rules to reduce methane and VOC emissions from new, modified or reconstructed sources in the oil and natural gas sector; however, in September 2019, under a new administration, the EPA published proposed amendments that would rescind the methane standards and roll back other requirements of the rules.  Similarly, in September 2018, the BLM issued a rule that relaxes or rescinds certain requirements of regulations it previously enacted to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands; California and New Mexico have challenged the rule in ongoing litigation.  In addition, in April 2018, a coalition of states filed a lawsuit aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector; that lawsuit is pending but may be stayed pending the outcome of the EPA’s proposed overhaul of the 2016 rules.  Several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category.  In addition, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry.  This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements.  Further, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion in October 2015.  State implementation of the revised NAAQS could result in stricter permitting requirements or delay, or limit the Company’s ability to obtain permits, and result in increased expenditures for pollution control equipment.  Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase the Company’s costs of development, which costs could be significant.

Water Resources

The CWA and analogous state laws restrict the discharge of pollutants, including produced waters and other oil and natural gas wastes, into “waters of the United States” (“WOTUS”).  Under the CWA, permits must be obtained for the discharge of pollutants into WOTUS.  The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances.  It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances.  State laws governing discharges

Item 1.Business - Continued

to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters.  In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities.  The CWA also prohibits the discharge of fill materials to regulated waters including wetlands without a permit.  The EPA and the Army Corps of Engineers published a rule to revise the definition of WOTUS for all CWA programs, which went into effect in August 2015, which was stayed nationwide in October 2015 pending several legal challenges to the rule.  In January 2018, the U.S. Supreme Court ruled that the rule revising the WOTUS definition must be reviewed first in the federal district courts, which resulted in a withdrawal of the stay by the Sixth Circuit.  In October 2019, the EPA published a final rule repealing the rule revising the WOTUS definition, which became effective on December 23, 2019 and has already been challenged in federal district courts in New Mexico, New York, and South Carolina.  In January 2020, the EPA announced a final rule redefining WOTUS. Several groups have already announced their intentions to challenge this rule as well.  To the extent the repeal and revision rules are successfully challenged or the August 2015 rule is enforced in jurisdictions in which the Company operates or a replacement rule expands the scope of the CWA’s jurisdiction, the Company could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

Also, in June 2016, the EPA finalized wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works.  This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

Economic Regulation

Regulation of pipeline gathering and transportation services, natural gas, NGLs, and crude oil sales, and transportation of natural gas, NGLs, and crude oil may affect certain aspects of the Company’s business and the market for its products and services.

Regulation of Interstate Natural Gas Pipelines

Blue Mountain Midstream owns and operates the Blue Mountain Delivery Line, which is a natural gas pipeline that extends approximately 10 miles from the Blue Mountain Chisholm Trail Cryogenic Gas Complex to delivery points on the interstate pipelines owned and operated by Southern Star Central Gas Pipeline, Inc. and Enable Gas Transmission, LLC.  Blue Mountain Midstream has obtained a limited jurisdiction certificate of public convenience and necessity under the Natural Gas Act of 1938 (“NGA”) for the Blue Mountain Delivery Line.  In the certificate order, among other things, the Federal Energy Regulatory Commission (“FERC”) waived requirements pertaining to the filing of an initial rate for service, the filing of a tariff and compliance with specified FERC accounting and reporting requirements.  As such, the Blue Mountain Delivery Line is not currently subject to conventional FERC rate regulation; to requirements FERC imposes on “open access” interstate natural gas pipelines; to the obligation to file and maintain a tariff; or to the obligation to conform to certain business practices and to file certain reports.  If, however, the Company receives a bona fide request for firm service on the Blue Mountain Delivery Line from a third party, FERC would reexamine the waivers it has granted the Company and would require the Company to file for authorization to offer “open access” transportation under its regulations, which would impose additional costs upon the Company.

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

Item 1.Business - Continued

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

Natural Gas Processing

The Company’s natural gas processing operations are not presently subject to FERC regulation.  There can be no assurance, however, that its processing operations will continue to be exempt from other FERC regulation in the future.

Sales of Natural Gas, NGLs and Crude Oil

The price at which the Company buys and sells natural gas, NGLs and crude oil is currently not subject to federal rate regulation and, for the most part, is not subject to state rate regulation.  However, with regard to the Company’s physical purchases and sales of these energy commodities and any related hedging activities that it undertakes, it is required to observe anti-market manipulation laws and related regulations enforced by FERC, the Commodities Futures Trading Commission (“CFTC”), and/or the Federal Trade Commission (“FTC”).  See “−Other Federal Laws and Regulations Affecting the Company’s Industry−EP Act 2005” and “−Other Federal Laws and Regulations Affecting the Company’s Industry−Derivatives Regulation.”  Should the Company violate the anti-market manipulation laws and regulations, it could also be subject to related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

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

Other Federal Laws and Regulations Affecting the Company’s Industry

The Energy Policy Act of 2005 (the “EP Act 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry.  Among other matters, the EP Act 2005 amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority.  The EP Act 2005 provides FERC with the power to assess civil penalties of up to $1 million per day for violations of the NGA and $1 million per violation per day for violations of the Natural Gas Policy Act (“NGPA”), each subject to annual adjustment to account for inflation.  The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce.  In 2006, FERC issued Order No. 670 to implement the anti-market manipulation provision of the EP Act 2005.  Order No. 670 does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent their activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction.

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

Item 1.Business - Continued

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

The PHMSA has issued rules applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by its regulations.  In October 2019, PHMSA finalized rules addressing integrity management requirements and applying new safety regulations to hazardous liquid pipelines, including a requirement that operators inspect affected pipelines following extreme weather events or natural disasters, that all hazardous liquid pipelines have a system for detecting leaks and that pipelines in high consequence areas be capable of accommodating in-line inspection tools within 20 years.  Further regulatory changes have been directed by Congress in other areas where the PHMSA has yet to take final action, notably requirements for certain shut-off valves on transmission lines, mapping all HCAs, and shortening the deadline for accident and incident notifications.

Violations of the Pipeline Safety Laws are punishable by administrative civil penalties of $218,647 per violation per day, with a maximum of $2,186,465 for a series of violations.  The PHMSA may also issue corrective orders to pipeline operators to enforce compliance with the Pipeline Safety Laws.  In 2016, Congress amended the Pipeline Safety Laws to, among other things, grant the PHMSA authority to issue emergency orders requiring owners and operators of regulated pipeline facilities to address imminent hazards without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements.  PHMSA finalized a rulemaking implementing this new authority in October 2019.  In April 2016, PHMSA published a notice of proposed rulemaking, addressing natural gas transmission and gathering lines, and PHMSA issued a final rule with respect to natural gas transmission lines in October 2019. PHMSA has yet to finalize this rulemaking with respect to gathering lines, although it expects to do so later in 2020. With respect to transmission pipelines, the final rule changes integrity management requirements, expands assessment and repair requirements to pipelines in “moderate-consequence areas,” including areas of medium population density, and increases requirements for monitoring and inspection of pipeline segments not located in HCAs.  The final rule also requires that records or other data relied on to determine operating pressures must be traceable, verifiable and complete.  If the pending gathering pipeline portion of the rulemaking leads to a final rule that applies similar requirements to our gathering lines, then locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities, could significantly increase the Company’s costs.  Failure to locate such records or verify maximum pressures could also result in the reduction of allowable operating pressures, which would reduce available capacity on the Company’s pipelines.  As PHMSA has yet to finalize this rulemaking as applied to gathering lines, however, the contents and timing of any final rule, as well as their effects on the Company, are uncertain.

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

Item 1.Business - Continued

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

Derivatives Regulation

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010, (“Dodd-Frank Act”).  The legislation called for the CFTC to regulate certain markets for derivative products, including over-the-counter derivatives.  While many rules implementing the Dodd-Frank Act have been finalized, some have not, and as a result, the final form of the regulatory regime for commodity derivatives remains uncertain.

Position limits for certain energy commodity futures and options contracts, as well as economically equivalent swaps, futures and options, are subject to ongoing rulemaking activities.  The CFTC’s original position-limits rule was vacated and remanded by a federal district court in 2012.  The CFTC subsequently proposed new rules in November 2013, which it supplemented in June 2016, and then reproposed in revised form in December 2016.  In January 2020, the CFTC withdrew the 2013 proposal, the 2016 supplement, and the 2016 reproposal, and issued a new proposed rule, which includes limits on positions in (1) certain “Core Referenced Futures Contracts,” including contracts for several energy commodities; (2) futures and options on futures that are directly or indirectly linked to the price of a Core Referenced Futures Contract, or to the same commodity for delivery at the same location as specified in that Core Referenced Futures Contract; and (3) economically equivalent swaps.  The proposal also includes exemptions from position limits for bona fide hedging activities, which we expect we will qualify for if the exemptions are finalized as currently proposed.  As the proposal is not yet final, the impact of the proposed rule on the Company and its counterparties is uncertain at this time.

The CFTC requires that market participants must clear certain interest rate swaps and credit default swaps, but clearing is not required for physical commodity swaps.  The CFTC also requires certain market participants to maintain minimum margin requirements for uncleared swaps.  The Company qualifies for end-user exceptions from both the clearing and margin requirements, although the application of these rules to other market participants, such as swap dealers, may affect the cost and availability of the swaps the Company uses for hedging.  In addition, if any of the Company’s swaps do not qualify for the end-user exceptions in the future, then the Company may be required to clear such transactions or execute them on a derivatives contract market or swap execution facility and post collateral, which could impact the Company’s liquidity.

Although the Company cannot predict the ultimate outcome of remaining Dodd-Frank Act rulemakings, or of any new rules that may be proposed pursuant to the Dodd-Frank Act, to the extent they are applicable to the Company or its derivative counterparties, they may result in increased costs and cash collateral requirements for the types of derivative instruments the Company uses to manage its financial and commercial risks related to fluctuations in commodity prices.

The Company’s derivatives activities and sales of oil and natural gas are also subject to anti-manipulation and anti-disruptive-practices authority under (i) the Commodity Exchange Act (“CEA”), as amended by the Dodd-Frank Act, and regulations promulgated thereunder by the CFTC, and (ii) the Energy Independence and Security Act of 2007 (“EISA”) and regulations promulgated thereunder by the FTC.  The CEA, as amended by the Dodd-Frank Act, prohibits any person from using or employing any manipulative or deceptive device in connection with any swap, or a contract of sale of any commodity, or for future delivery on such commodity. It also prohibits knowingly delivering or causing to be delivered false, misleading or inaccurate reports concerning market information or conditions that affect or tend to affect the price of any commodity.  The FTC’s Petroleum Market Manipulation Rule, issued pursuant to the EISA, prohibits fraudulent or deceptive conduct in connection with wholesale purchases or sales of crude oil or refined petroleum products.  Fines for violations of the CEA and the EISA can be up to $1 million per day per violation, subject to adjustment for inflation, and certain knowing or willful violations may also lead to a felony conviction.

Item 1.Business - Continued

Future Impacts and Current Expenditures

The Company cannot predict how future environmental laws and regulations may impact its properties or operations.  For the year ended December 31, 2019, the Company did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of its facilities.  The Company is not aware of any environmental issues or claims that will require material capital expenditures during 2020 or that will otherwise have a material impact on its financial position, results of operations or cash flows.

Employees

As of December 31, 2019, the Company employed approximately 250 personnel.  None of the employees are represented by labor unions or covered by any collective bargaining agreement.  The Company believes that its relationship with its employees is satisfactory.

Principal Executive Offices

The Company is a Delaware corporation with headquarters in Houston, Texas.  The principal executive offices are located at 600 Travis, Suite 1700, Houston, Texas 77002.  The main telephone number is (281) 840-4000.

Available Information

The Company’s internet website is www.rivieraresourcesinc.com.  The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports and all other filings pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are available free of charge on or through its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  Information on the Company’s website should not be considered a part of, or incorporated by reference into, this Annual Report on Form 10‑K.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control.  These statements may include discussions about the Company’s:

•	business strategy;
•	acquisition and disposition strategy;
•	financial strategy;
•	ability to comply with the covenants under the Credit Facilities;
•	effects of legal proceedings;
•	drilling locations;
•	oil, natural gas and NGL reserves;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	midstream asset construction;
•	key relationships with third parties relating to its midstream business;
•	commitments under its midstream operations;
•	capital expenditures;
•	economic and competitive advantages;
•	credit and capital market conditions;
•	regulatory changes;
•	lease operating expenses, general and administrative expenses and development costs;
•	future operating results;
•	plans, objectives, expectations and intentions; and
•	taxes.

Item 1.Business - Continued

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

The Riviera Credit Facility provides for a senior secured reserve-based revolving loan facility with a borrowing base of $90 million at December 31, 2019.  The maximum commitment amount was $500 million at December 31, 2019.  As of December 31, 2019, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $89 million of available borrowing capacity (which includes a reduction of approximately $701,000 for outstanding letters of credit).  As of January 31, 2020, these amounts were unchanged.

Redeterminations of the borrowing base under the Riviera Credit Facility are based primarily on reserve reports using lender commodity price expectations at such time.  The borrowing base will be redetermined semi-annually, on April 1 and October 1.  The next scheduled borrowing base redetermination will take place on April 1, 2020.  Any reduction in the borrowing base will reduce our available liquidity, and, if the reduction results in the outstanding amount under the Riviera Credit Facility exceeding the borrowing base, we will be required to prepay an amount equal to the excess.  We may not have the financial resources in the future to make such mandatory prepayments required under the Riviera Credit Facility, which could result in an event of default.

In addition, Blue Mountain Midstream has a senior secured revolving loan facility (the “Blue Mountain Credit Facility”) with a borrowing base of $200 million at December 31, 2019.  The maximum commitment amount was $200 million at December 31, 2019.  The Blue Mountain Credit Facility also provides for the ability to increase the aggregate commitments of the lenders to up to $400 million, subject to obtaining commitments for any such increase, which may result in an increase in Blue Mountain Midstream’s available borrowing capacity.  As of December 31, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $70 million and there was approximately $117 million of available borrowing capacity (which includes a $13 million reduction for outstanding letters of credit).  As of January 31, 2020, there were $73 million borrowings outstanding under the Blue Mountain Credit Facility, and there was approximately $115 million of available borrowing capacity (which includes a $12 million reduction for outstanding letters of credit).  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities”).

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

Under the Riviera Credit Facility, we are required to maintain (i) a maximum total net debt to last twelve months EBITDA ratio of 4.0 to 1.0, and (ii) a minimum adjusted current ratio of 1.0 to 1.0, as well as various affirmative and negative covenants.  In addition, under the Blue Mountain Credit Facility, Blue Mountain Midstream is required to maintain (i) a ratio of consolidated EBITDA to consolidated interest expense no less than 2.50 to 1.00, (ii) a ratio of consolidated net debt to consolidated EBITDA (the “consolidated total leverage ratio”) no greater than 4.50 to 1.00 or 5.00 to 1.00, as applicable, and (iii) in case certain other kinds of debt are outstanding, a ratio of consolidated net debt secured by a lien on property of Blue

Item 1A.Risk Factors - Continued

Mountain Midstream to consolidated EBITDA no greater than 3.00 to 1.00.  If we were to violate any of the covenants under the Riviera Credit Facility or the Blue Mountain Credit Facility and were unable to obtain a waiver or amendment, it would be considered a default after the expiration of any applicable grace period.  If we were in default under the Riviera Credit Facility or the Blue Mountain Credit Facility, then the lenders may exercise certain remedies including, among others, declaring all borrowings outstanding thereunder, if any, immediately due and payable.  This could adversely affect our operations and our ability to satisfy our obligations as they come due.

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

In 2018 and 2019, we completed divestitures of a significant portion of our assets, as discussed in Item 1. “Business‒Recent Developments.”  In future transactions we may sell our core or non-core assets in order to increase capital resources available for other core assets, create organizational or other operational efficiencies or for other purposes.  Though we continue to evaluate various options for the divestiture of such assets, there is no assurance that this evaluation will result in any specific action.  Various factors could materially affect our ability to divest of such assets, including the availability of buyers willing to acquire assets on terms we find acceptable and the approvals of third parties and governmental agencies.

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

Because our Blue Mountain segment relies on electricity for many of its operations, electricity prices are an important driver of its operating expenses.  Recent dispositions of assets in our upstream reporting segment have caused our Blue Mountain reporting segment to comprise a larger portion of our portfolio.  As a result, the prices at which our Blue Mountain segment is able to obtain electricity continues to have an increasingly significant impact on our consolidated operating costs and profitability.  Although we enter into long-term contracts for electricity and although our electric service is subject to approved tariffs, regulatory changes, changes in interpretation of laws or other events may make it difficult for us to maintain favorable or stable electricity prices for our Blue Mountain segment and have an adverse effect on our results of operations.  Additionally, the provider of electricity to the Cryo Plant may be changed based on claims pending before the Oklahoma Corporation Commission, which could result in significant increases in electrical costs based on the new providers then prevailing rates.

Our financial information after the impact of fresh start accounting and numerous divestitures may not be meaningful to investors.

Upon LINN Energy’s emergence from bankruptcy in February 2017, the Company adopted fresh start accounting and, as a result, our assets and liabilities were recorded at fair value as of the fresh start reporting date, which differ materially from the recorded values of assets and liabilities on our historical consolidated and combined balance sheets.  As a result of the adoption of fresh start accounting, along with the numerous divestitures of properties in 2017, 2018 and 2019, our historical results of operations and period-to-period comparisons of those results and certain other financial data may not be meaningful or indicative of future results.  The lack of comparable historical financial information may discourage investors from purchasing our common stock.

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

While we have hedged a portion of our estimated production and purchases for 2020, our anticipated production and purchase volumes remain mostly unhedged.  Based on current expectations for future commodity prices, reduced hedging market liquidity and potential reduced counterparty willingness to enter into new hedges with us, we may be unable to hedge anticipated production volumes on attractive terms or at all, which would subject us to further potential commodity price uncertainty and could adversely affect our net cash provided by operating activities, financial condition and results of operations.

Counterparty failure may adversely affect our derivative positions.

We cannot be assured that our counterparties will be able to perform under our derivative contracts.  If a counterparty fails to perform and the derivative arrangement is terminated, our net cash provided by operating activities, financial condition and results of operations could be adversely affected.

Item 1A.Risk Factors - Continued

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

Item 1A.Risk Factors - Continued

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
•

lack of availability or sufficient capacity of fluid disposal facilities to allow oil and gas productive wells to produce at economic rates, potential as a result of unexpected, sudden regulatory intervention;

•	blowouts, craterings and explosions; and
•	uncontrollable flows of oil, natural gas and NGL or well fluids.

Item 1A.Risk Factors - Continued

Any of these events can cause increased costs or restrict our ability to drill the wells and conduct the operations which we currently have planned.  Any delay in the drilling program or significant increase in costs could adversely affect our financial position, results of operations and cash flows.

Our business depends on midstream gathering and transportation facilities and other market factors that we do not control.  Limitations on the availability to those facilities or adverse pricing differentials could adversely affect our business, results of operations and cash flows by interfering with our ability to consistently market oil, natural gas and NGL.

The marketability of our oil, natural gas and NGL production depends in part on the availability, proximity and capacity of gathering systems and pipelines.  The amount of oil, natural gas and NGL that can be produced and sold is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted capacity on such systems.  The curtailments arising from these and similar circumstances may last from a few days to several months.  In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration.  In addition, some of our wells are drilled in locations that are not serviced by gathering and transportation pipelines, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport additional production.  As a result, we may not be able to sell the oil, natural gas and NGL production from these wells until the necessary gathering and transportation systems are constructed.  Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering and transportation facilities, would interfere with our ability to market the oil, natural gas and NGL we produce, and could adversely affect our business, results of operations and cash flows.

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

If third party pipelines or other midstream facilities interconnected to our gathering and compression systems or our oil gathering systems become partially or fully unavailable, or if the volumes we gather or treat do not meet the quality requirements of such pipelines or facilities, our business, financial condition, results of operations and cash flows could be adversely affected.

Our gathering and compression assets and our oil gathering system connect to other pipelines or facilities owned and operated by unaffiliated third parties.  The continuing operation of third-party pipelines, compressor stations and other midstream facilities is not within our control.  These pipelines, plants and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues.  In addition, if the costs to us to access and transport on these third-party pipelines significantly increase, our profitability could be reduced.  If any such increase in costs occurs or if any of these pipelines or other midstream facilities become unable to receive or transport natural gas or oil, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or midstream facilities, our business, financial condition, results of operations and cash flows could be adversely affected.

Our business relies on certain key personnel.

Our management believes that our continued success will depend to a significant extent upon the efforts and abilities of certain of our key personnel.  The loss of the services of any of these key personnel could have a material adverse effect on our business.  We do not maintain “key man” life insurance on any of our officers or other employees.

Item 1A.Risk Factors - Continued

We have limited control over the activities on properties we do not operate.

Other companies operate some of the properties in which we have an interest.  As of December 31, 2019, non-operated wells represented approximately 45% of our owned gross wells, or approximately 21% of our owned net wells.  We have limited ability to influence or control the operation or future development of these non-operated properties, including timing of drilling and other scheduled operations activities, compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to them.  The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues, and lead to unexpected future costs.

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

Our assets are located in limited geographical areas.

Following the anticipated consummation of announced divestitures, which are expected to close in the first quarter of 2020, approximately 96% of our total proved reserves will be located in either Oklahoma or Louisiana.  Furthermore all of the midstream assets owned by Blue Mountain Midstream, including the Cryo Plant, are located in Oklahoma.

Because of this concentration in a limited geographical area, the success and profitability of our operations may be disproportionately affected by regional factors relative to our competitors that have more geographically dispersed operations.  These factors include, among others: (i) severe weather events, (ii) regional prices and regional supply and demand for oil, natural gas, and natural gas liquids, (iii) the costs for and availability of oil and field services and drilling rigs in the region, (iv) infrastructure capacity and the availability and cost of gathering, processing and treating facilities, and (v) local laws and regulations affecting oil and gas development, production, transportation and sales.  Any of these events

Item 1A.Risk Factors - Continued

have the potential to shut-in, curtail, or delay development and production, increase the cost of development and production, or decrease the profitability of our operations.  Any of the risks described above could have a material adverse effect on our financial condition, results of operations, and cash flows.

Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, financial condition and cash available for distribution.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit in the European, Asian and the U.S. markets contribute to economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil, NGL and natural gas, volatility in consumer confidence and job markets, may result in an economic slowdown or recession. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the U.S. or other countries could adversely affect the economies of the U.S. and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the U.S. or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which oil, NGL and natural gas from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our results of operations, financial condition and cash available for distribution.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash available for distribution.

Risks Relating to Regulation of Our Business

Because we handle oil, natural gas and NGL and other hydrocarbons, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

The operations of our wells, gathering systems, compressors, pipelines and other facilities are subject to stringent and complex federal, state and local environmental laws and regulations.  Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations.  There is an inherent risk that we may incur environmental costs and liabilities due to the nature of our business, the substances we handle and the ownership or operation of our properties.  Certain environmental statutes, including RCRA, CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released.  In addition, an accidental release from one of our wells or gathering pipelines could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations.

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

Our operations are regulated extensively at the federal, state and local levels.  Environmental and other governmental laws and regulations have resulted in delays and increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells and have similarly impacted gathering systems, processing facilities, compressors, pipelines and other facilities.  Under these laws and regulations, we could also be liable for personal injuries, property damage and other damages.  Failure to comply with these laws and regulations may result in the suspension or termination of our operations

Item 1A.Risk Factors - Continued

and subject us to administrative, civil and criminal penalties.  Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling, pipeline, disposal and other projects.

Part of the regulatory environment in which we operate includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities and midstream operations.  In addition, our activities are subject to the regulations regarding conservation practices and protection of correlative rights.  These regulations affect our operations and limit the quantity of oil, natural gas and NGL we may produce and sell.  A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities.  Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our properties.  We are also required to obtain permits and authorizations for the development and operation of natural gas gathering pipelines, compressors and processing facilities and in connection with the gathering, treatment and disposal of produced water and other wastes.  Delays in obtaining or the failure to obtain such permits and authorizations, or the imposition of more stringent or burdensome restrictions or obligations on our operations in connection with the renewal or amendment of such permits and authorizations, could have a material adverse effect on our midstream operations.  Similarly, the disposal of some fluids from producing wells is a necessary part of the Company’s upstream model.  Fluid disposal may be subject to state or federal regulation depending on the jurisdiction.  The regulatory authority could delay or refuse the permitting of a new disposal well.  Such authority could unexpectedly cause the cessation of disposal of fluids into an existing disposal well, or into all disposal wells within a general area.  The lack of adequate disposal availability or capacity could cause in increase in the cost to operate producing wells or negatively affect the Company’s ability to operate producing oil and gas wells at the most economic rates.  Additionally, the regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect our financial condition and results of operations.  For a description of the laws and regulations that affect us, see Item 1. “Business‒Environmental Matters and Regulation.”

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

Legislation and regulation of hydraulic fracturing, including with respect to seismic activity allegedly related to hydraulic fracturing and underground water injection or disposal wells, could adversely affect our business and could result in reductions or delays in crude oil and natural gas production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  For a description of the laws and regulations that affect us, including our hydraulic fracturing operations, see Item 1. “Business‒Environmental Matters and Regulation.”  If adopted, certain bills could result in additional permitting and disclosure requirements for hydraulic fracturing operations as well as various restrictions on those operations.  Any such added regulation could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of oil and natural gas, which could adversely affect our business, financial position, results of operations and net cash provided by operating activities.

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

We dispose of wastewater generated from oil and natural gas production operations, including hydraulic fracturing operations, directly or through the use of third parties.  In some instances, the operation of underground injection wells has been alleged to cause earthquakes in some of the states where we operate.  Such issues have sometimes led to orders prohibiting continued injection or disposal or the suspension of drilling in certain wells identified as possible sources of

Item 1A.Risk Factors - Continued

seismic activity.  Such concerns also have resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells.  For example, Oklahoma issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions, required additional seismicity protocols in certain defined areas, and from time to time, directs certain injection wells in proximity to seismic events to restrict or suspend operations.  Future orders or regulations addressing concerns about seismic activity from well injection could affect us, either directly or indirectly, depending on the wells affected, which materially affect our capital expenditures and operating costs.  Similar restrictions may also be applied due to other events such as saltwater purges or other pollution events.

At the federal level, several agencies have asserted jurisdiction over certain aspects of the hydraulic fracturing process. For example, the EPA has moved forward with various regulatory actions, including the issuance of new regulations requiring reduced emission completions, i.e., “green completions” for hydraulically fractured wells, and emission requirements for certain midstream equipment. Also, in June 2016, the EPA finalized rules which prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.

A change in the jurisdictional characterization of some of our assets by federal or state regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our operating expenses to increase, limit the rates we charge for certain services and decrease the amount of cash we have available for distribution.

With the exception of the Blue Mountain Delivery Line, which is subject to limited FERC regulation, our natural gas pipeline operations are generally exempt from FERC regulation under the NGA.  We believe that our natural gas gathering pipelines meet the traditional tests that FERC has used to determine that pipelines perform primarily a gathering function and are, therefore, not subject to FERC jurisdiction.  However, the distinction between FERC-regulated interstate transportation services and federally unregulated gathering services has been the subject of litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by FERC, the courts or Congress.  If FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA, and that the facility provides interstate transportation service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or, in certain cases, the NGPA.  Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flow.  In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by FERC.  Under the EP Act 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for violations of up to $1 million per day for each violation, subject to annual adjustment for inflation, and disgorgement of profits associated with any violation.

Even though we consider our natural gas gathering pipelines to be exempt from the jurisdiction of FERC under the NGA, FERC regulation of interstate natural gas transportation pipelines may indirectly affect gathering services.  FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, construction and abandonment of interstate natural gas pipeline facilities, capacity release, and market center promotion may indirectly affect gathering services.  In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines on which we ship natural gas.  However, we cannot assure you that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect natural gas gathering services.

Our business is also exposed to state-level regulation.  Our non-proprietary gathering lines are typically subject to state-level ratable take and common purchaser statutes.  Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling.  Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer.  These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport oil or natural gas.

Item 1A.Risk Factors - Continued

Federal law leaves economic regulation of natural gas gathering to the states.  The states in which we operate have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to oil and natural-gas gathering access and rate discrimination.  Other state regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells.

While our proprietary gathering lines are currently subject only to limited state regulation, there is a risk that state laws will change, which may give producers a stronger basis to challenge the proprietary status of a line, or the rates, terms and conditions of a gathering line providing transportation service.  We cannot predict what effect, if any, such changes might have on our operations, but we could be required to incur additional capital expenditures and increased operating costs depending on future legislative and regulatory changes.

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

Our assets and operations are subject to regulation and oversight by federal, state, provincial and local regulatory authorities.  Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability.  In addition, a certain degree of regulatory uncertainty is created by the current U.S. presidential administration because it remains unclear specifically what the current administration may do with respect to future policies and regulations that may affect us.  Regulation affects almost every part of our business and extends to such matters as (i) federal, state, provincial and local taxation; (ii) rates (which include tax, reservation, commodity, surcharges, fuel and gas lost and unaccounted for) and operating terms and conditions of service; (iii) the types of services we may offer to our customers; (iv) the contracts for service entered into with our customers; (v) the certification and construction of new facilities; (vi) the costs of raw materials, such as steel; (vii) the integrity, safety and security of facilities and operations; (viii) the acquisition of other businesses; (ix) the acquisition, extension, disposition or abandonment of services or facilities; (x) reporting and information posting requirements; (xi) the maintenance of accounts and records; and (xii) relationships with affiliated companies involved in various aspects of the energy businesses.  Should we fail to comply with any applicable statutes, rules, regulations, and orders of regulatory authorities, we could be subject to substantial penalties and fines and potential loss of government contracts.  Furthermore, new laws, regulations or policy changes sometimes arise from unexpected sources and could impose additional increased operating costs or necessitate new capital expenditures.

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

In addition, states have adopted regulations similar to—and, in some cases, more stringent than—existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines.

Item 1A.Risk Factors - Continued

At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs or upgrades found to be necessary as a result of pipeline integrity testing, but the results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the safe and reliable operation of our pipelines.

Changes to pipeline safety laws by Congress and promulgation of regulations by PHMSA or states that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators.  For example, in October 2019, PHMSA published three final rules, including regulations relating to the transportation of hazardous liquids and transmission of natural gas.  These rules include increased owner/operator requirements related to reporting, inspection, and integrity management for both hazardous liquid and gas transmission pipelines, which may impose costs on us and our operations either directly or when costs imposed on others are passed along to us in the form of higher rates or fees for transportation.  In addition, a related rulemaking to address safety regulations for gas-gathering pipelines remains pending.  The contents and timing of a final rule in that proceeding remains uncertain, although PHMSA expects to act later in 2020.  That rulemaking, along with remaining safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act, as well as any future implementation of PHMSA rules thereunder, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance or compliance programs on an accelerated basis, any or all of which tasks could result in our incurring increased costs that could have a material adverse effect on our results of operations or financial position.

Legislation and regulation of greenhouse gases could adversely affect our business, and we are subject to risks associated with climate change.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has adopted and implemented regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act.  In May 2016, the EPA finalized rules that set additional emissions limits for volatile organic compounds and established new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities.  The rule includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions.  However, in September 2019, under a new administration, the EPA published proposed amendments that would rescind the methane standards and roll back other requirements of these rules.  In addition, in April 2018, a coalition of states filed a lawsuit in federal district court aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector; that lawsuit is pending but may be stayed pending the outcome of the EPA’s proposed overhaul of the 2016 rules.  The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the U.S., including, among other things, certain onshore oil and natural gas production facilities, on an annual basis.

On an international level, the U.S. was one of 175 countries to sign an international climate change agreement in Paris, France that requires member countries to set their own GHG emission reduction goals beginning in 2020 (the “Paris Agreement”).  However, on June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement and on November 4, 2019, the U.S. submitted formal notification of its withdrawal to the United Nations.  The withdrawal will take effect one year from delivery of the notification, although there is a possibility that a new administration could choose to rejoin the Paris Agreement.  Certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement.  In addition, legislation has from time to time been introduced in Congress that would establish measures restricting GHG emissions in the U.S., and a number of states, various corporations, and numerous investors have begun taking actions to control and/or reduce emissions of GHGs.  Any such additional regulation could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of oil and natural gas, which could adversely affect our business, financial position, results of operations and net cash provided by operating activities.

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

Item 1A.Risk Factors - Continued

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

Title VII of the Dodd-Frank Act, enacted in 2010, expands federal oversight and regulation of the derivatives markets and entities, such as us, that participate in those markets.  Those markets involve derivative transactions, which include certain instruments, such as interest rate swaps, forward contracts, option contracts, financial contracts and other contracts, used in our risk management activities.  The Dodd-Frank Act requires that most swaps ultimately will be cleared through a registered clearing facility and that they be traded on a designated exchange or swap execution facility, with certain exceptions for entities that use swaps to hedge or mitigate commercial risk.  The Dodd-Frank Act requirements relating to derivative transactions have not been fully implemented by the SEC and the Commodities Futures Trading Commission and the current presidential administration has indicated a desire to repeal and/or replace certain provisions of the Dodd-Frank Act.  Uncertainty regarding the current law and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.  Even though monitored by management, our hedging activities may fail to protect us and could reduce our earnings and cash flow. Our hedging activity may be ineffective or adversely affect cash flow and earnings because, among other factors, hedging can be expensive, particularly during periods of volatile prices;  our counterparty in the hedging transaction may default on its obligation to pay or otherwise fail to perform; and  available hedges may not correspond directly with the risks against which we seek protection.

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

Funds associated with Elliott Associates, L.P., Fir Tree Capital Management LP and York Capital Management, L.P. collectively owned approximately 65% of our common stock as of December 31, 2019.  Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions that, in their

Item 1A.Risk Factors - Continued

judgment, could enhance their investment in the Company.  Such transactions might adversely affect us or other holders of our common stock.

Our significant concentration of share ownership may adversely affect the trading price of our common stock.

As of December 31, 2019, approximately 65% of our common stock was beneficially owned by three holders each of which has a representative on the Board.  Our significant concentration of share ownership may adversely affect the trading price of our common stock because of the lack of trading volume in our common stock and because investors may perceive disadvantages in owning shares in companies with significant stockholders.

Our ability to pay dividends may impact the trading price of our common stock.

Although we paid a one-time cash distribution on December 12, 2019, we are not currently paying a regular cash dividend; however, the Board of Directors periodically reviews our liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.  Our ability to pay dividends or for us to receive dividends from our operating companies may negatively impact the trading price of our common stock.

Certain provisions in our certificate of incorporation, bylaws and Delaware law may make it difficult for stockholders to change the composition of our Board of Directors and may prevent or delay an acquisition of Riviera, which could decrease the trading price of our common stock.

Our certificate of incorporation, bylaws and Delaware corporate law contain provisions that may have the effect of deterring or delaying coercive takeover practices and inadequate takeover bids.  For example, our certificate of incorporation and bylaws require advance notice for stockholder proposals to nominate directors or present matters at stockholder meetings, place limitations on convening stockholder meetings and authorize our board of directors to issue one or more series of preferred stock.  These provisions could enable our board of directors to delay or prevent a transaction that some, or a majority, of our stockholders may believe to be in their best interests and, in that case, may discourage or prevent attempts to remove and replace incumbent directors.  These provisions may also discourage or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Risks Relating to Our Midstream Business

Because substantially all revenue in the Blue Mountain segment is derived from selling volumes purchased from Roan Resources LLC (“Roan”), a wholly owned indirect subsidiary of Citizen Operating, LLC (“Citizen Operating” and together with Roan, “Citizen”), any development that materially and adversely affects the operations, financial condition or market reputation of Citizen could have a material and adverse impact on us.

Citizen is the most significant counterparty for our wholly owned subsidiary, Blue Mountain Midstream, and selling volumes purchased from Citizen accounted for substantially all the revenues for the Blue Mountain segment in 2019.  We expect Blue Mountain Midstream to derive a material portion of its revenues from selling volumes purchased from Citizen for the foreseeable future.  As a result, any event, whether in our area of operations or otherwise, that adversely affects Citizen’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect Blue Mountain Midstream’s business, results of operations and cash flows.

For example, Blue Mountain Midstream’s acreage dedication and commitments from Citizen cover midstream and water management services in a number of areas that are at the early stages of development and in areas that Citizen is still determining whether to develop.  In addition, Citizen owns acreage in areas that are not dedicated to Blue Mountain Midstream.  We cannot predict which of these areas Citizen will determine to develop and at what time.  Citizen may decide to explore and develop areas in which Blue Mountain Midstream has a smaller operating interest in the midstream or water treatment assets that service that area, or where the acreage is not dedicated to Blue Mountain Midstream, rather than areas in which Blue Mountain Midstream has a larger operating interest in the midstream or water management assets that service that area.  Citizen’s decision to develop acreage that is not dedicated to Blue Mountain Midstream or in which Blue Mountain Midstream has a smaller operating interest in may adversely affect our business, financial condition, results of operations and cash flows.

Item 1A.Risk Factors - Continued

Further, Blue Mountain Midstream is subject to the risk of non-performance by Citizen, with respect to our natural gas gathering, processing and compression, oil gathering, and water management services agreements.  We cannot predict the extent to which Citizen’s business would be impacted if conditions in the energy industry deteriorate, nor can we estimate the impact such conditions would have on Citizen’s ability to execute its drilling and development program or perform under our natural gas gathering, processing and compression, oil gathering, and water management services agreements.  Any material non-performance by Citizen could adversely affect the Blue Mountain segment’s business, results of operations and cash flows.

Our construction of Blue Mountain Midstream’s natural gas gathering, processing and compression, oil gathering, and water treatment or other assets, may not be completed on schedule, at the budgeted cost or at all, and they may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition.

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

Moreover, we may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize.  As a result, new natural gas gathering, processing and compression, oil gathering, and water treatment or other assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition.  In addition, the construction of our assets, or additions to our existing assets, may require us to obtain rights-of-way prior to constructing pipelines or facilities.  We may be unable to timely obtain such rights-of-way or capitalize on other attractive expansion opportunities.  Additionally, it may become more expensive for us to obtain rights-of-way or to expand or renew existing rights-of-way.  If the cost of renewing or obtaining rights-of-way increases, our cash flows could be adversely affected.

Blue Mountain Midstream’s significant natural gas gathering, processing and compression, oil gathering, and water management services agreements are not supported by minimum volume commitments.

Blue Mountain Midstream’s natural gas gathering, processing and compression, oil gathering, and water management services agreements with Citizen are not supported by minimum volume commitments from Citizen.  Any decrease in the current levels of throughput on Blue Mountain Midstream’s natural gas gathering, processing and compression, oil gathering, or water management systems could adversely affect Blue Mountain Midstream’s business, results of operations and cash flows.

Blue Mountain Midstream’s dedication from Citizen under its natural gas gathering, processing and compression agreement is not the only dedication in Citizen’s area of operations.

Blue Mountain Midstream’s natural gas gathering, processing and compression agreement with Citizen contains an acreage dedication through November 2030.  However, Citizen has multiple dedications in certain of its area of operations that Blue Mountain Midstream services.  If Citizen is unable to effectively manage these split dedications within a section with multiple dedications, or if competition from other midstream providers results in Citizen focusing on acreage that is not dedicated to Blue Mountain, it could have an adverse effect on our business and financial condition.

If Citizen sells any of the dedicated acreage to a third party, the third party’s financial condition could be materially worse than Citizen’s, and thus we could be subject to the non-payment or non-performance by the third party.

Under Blue Mountain Midstream’s agreements with Citizen, Citizen is required to deliver its natural gas production, produced water and oil from the contract areas (the “dedicated acreage”).  If Citizen sells any of the dedicated acreage to a third party, the third party’s financial condition could be materially worse than Citizen’s.  In such a case, we may be subject to risks of loss resulting from non-payment or non-performance by the third party, which risks may increase during periods of economic uncertainty.  Furthermore, the third party may be subject to their own operating and regulatory risks, which could increase the risk that that third party may default on its obligations to Blue Mountain Midstream.  Any material non-payment

Item 1A.Risk Factors - Continued

or non-performance by the third party could adversely affect Blue Mountain Midstream’s business, results of operations and cash flows.

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

In addition, Blue Mountain Midstream has in the past experienced a negative impact on its financial results from the spread between the index price at which it is committed to purchase natural gas and associated natural gas liquids in production areas and the index price at which it can sell natural gas and natural gas liquids into market areas.  Changes in this basis spread could significantly affect our margins or even result in losses.

Our contracts are subject to renewal risks.

We are a party to certain long term, fixed fee contracts with terms of various durations.  As these contracts expire, we will have to negotiate extensions or renewals with existing suppliers and customers or enter into new contracts with other suppliers and customers.  We may not be able to obtain new contracts on favorable commercial terms, if at all.  We also may be unable to maintain the economic structure of a particular contract with an existing customer or maintain the overall mix of our contract portfolio.  The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

•	the level of existing and new competition to provide services to our markets;
•	the macroeconomic factors affecting our current and potential customers;
•	the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets;
•	the extent to which the customers in our markets are willing to contract on a long-term basis; and
•	the effects of federal, state or local regulations on the contracting practices of our customers.

Our inability to renew our existing contracts on terms that are favorable or to successfully manage our overall contract mix over time may have a material adverse effect on our business, results of operations and financial condition.

Mergers among our customers and competitors could result in lower volumes being shipped on our pipelines or products stored in or distributed through our terminals, thereby reducing the amount of cash we generate.

Mergers among our existing customers and our competitors could provide strong economic incentives for the combined entities to utilize their existing systems instead of ours in those markets where our systems compete.  As a result, we could lose some or all of the volumes and associated revenue from these customers.  As a significant portion of our operating costs are fixed, a reduction in volumes would result not only in less revenue, but also a decline in cash flow of a similar magnitude, which could materially adversely affect our results of operations, financial position or cash flows.

We do not own all of the land on which our pipelines and facilities are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines and facilities have been constructed, and we are, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate or if our pipelines are not properly located within the boundaries of such rights-of-way.  We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time.  If we were to be unsuccessful in renegotiating rights-of-way, we might have to relocate our facilities.  Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Item 1A.Risk Factors - Continued

Our assets may not be adequately insured, and we could experience losses that exceed our insurance coverage.

We are not fully insured against all hazards or operational risks related to our businesses, and the insurance we carry requires that we meet certain deductibles before we can collect for any losses we sustain.  If a significant accident or event occurs that is not fully insured, it could materially adversely affect our results of operations, financial position or cash flows and our ability to pay cash distributions.

In addition to the foregoing risks affecting our midstream business, many of the risks that apply to our upstream business also apply to our midstream business.

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

Offices

The Company’s principal corporate office is located at 600 Travis, Suite 1700, Houston, Texas 77002.  The Company maintains additional offices in Louisiana and Oklahoma.

Item 3.	Legal Proceedings

On May 11, 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) and Berry Petroleum Company, LLC (“Berry” and collectively with the LINN Debtors, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered an order approving and confirming the plan (the “Plan”) of reorganization of the Debtors (the “Confirmation Order”).  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order.

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

At the close of business on January 31, 2020, there were approximately 14 stockholders of record based on information provided by the Company’s transfer agent.

Dividends

Although the Company paid a one-time cash distribution on December 12, 2019, the Company is not currently paying a regular cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10‑K.

Cash Distributions

On November 21, 2019, the Board of Directors of the Company declared a cash distribution of $4.25 per share.  A cash distribution totaling approximately $249 million was paid on December 12, 2019, to shareholders of record as of the close of business on December 5, 2019.  In addition, approximately $11 million for potential future distributions was recorded in restricted cash at December 31, 2019.  In December 2019, distributions payable of approximately $2 million related to outstanding share-based compensation awards was also recorded.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the consolidated balance sheet at December 31, 2019.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended or the Exchange Act, as amended that might incorporate this Annual Report on Form 10-K or future filings with the SEC, in whole or in part, the preceding performance information shall be deemed furnished and shall neither be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent this performance presentation is specifically incorporated by reference therein.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information incorporated by reference in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” regarding securities authorized for issuance under the Company’s equity compensation plans, which information is incorporated by reference into this Item 5.

Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The Board has authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  Purchases may be made from time to time in negotiated purchases or in the open market, including through Rule 10b5-1 prearranged stock trading plans designed to facilitate the repurchase of the Company’s shares during times it would not otherwise be in the market due to self-imposed trading blackout periods or possible possession of material nonpublic information.  The timing and amounts of any such repurchases of shares will be subject to market conditions and certain other factors, and will be in accordance with applicable securities laws and other legal requirements, including restrictions contained in the Company’s then current credit facility.  The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued

The following sets forth information with respect to the Company’s repurchases of shares of its common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands)

October 1 – 31	94,374	$13.22	94,374	$27,926
November 1– 30	44,551	$12.85	44,551	$27,354
December 1 – 31	366,042	$9.11	366,042	$24,020
Total	504,967	$10.21	504,967

(1)

On July 18, 2019, the Board authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  On June 13, 2019, the Company announced the intention to commence a tender offer to purchase $40 million of the Company’s common stock.  In July 2019, upon the terms and subject to the conditions described in the Offer to Purchase dated June 18, 2019, the Company repurchased an aggregate of 2,666,666 shares of common stock at a price of $15.00 per share for a total cost of approximately $40 million (excluding expenses of approximately $440,000 related to the tender offer).

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Because of numerous acquisitions and divestitures of properties, as well as the impact of the adoption of fresh start accounting on February 28, 2017, the Company’s historical results of operations and period-to-period comparisons of those results and certain other financial data may not be meaningful or indicative of future results.  The Company’s historical investment in Roan is reported as discontinued for the period from September 1, 2017 through July 25, 2018.  The results of operations of its California properties are reported as discontinued operations for the period from January 1, 2017 through July 31, 2017, and the years ended December 31, 2016, and December 31, 2015 (see Note 4).

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31,
	2019	2018			2016	2015
(in thousands, except per share amounts)
Statement of operations data:
Oil, natural gas and natural gas liquids sales	$236,053	$420,102	$709,363	$188,885	$874,161	$1,065,795
Gains (losses) on commodity derivatives	10,091	(23,404)	13,533	92,691	(164,330)	1,027,014
Depreciation, depletion and amortization	77,089	94,958	133,711	47,155	342,614	513,508
Interest expense, net of amounts capitalized	6,997	2,417	12,380	16,725	184,870	456,749
Income tax expense (benefit)	127,859	29,587	385,654	(166)	11,300	(6,307)
(Loss) income from continuing operations	(297,570)	20,933	345,131	2,587,557	(343,733)	(3,812,416)
Income (loss) from discontinued operations	3,824	19,674	90,064	(548)	(18,354)	9,586
Net (loss) income	(293,746)	40,607	435,195	2,587,009	(362,087)	(3,802,830)
(Loss) income from continuing operations per share – basic and diluted	(4.71)	0.28	4.53	33.96	(4.51)	(50.04)
Income (loss) from discontinued operations per share – basic and diluted	0.06	0.26	1.18	(0.01)	(0.24)	0.13
Net (loss) income per share – basic and diluted	(4.65)	0.54	5.71	33.95	(4.75)	(49.91)
Weighted average shares outstanding –
basic	63,118	74,935	76,191	76,191	76,191	76,191
diluted	63,118	75,360	76,191	76,191	76,191	76,191
Distributions declared per share	$4.25	$—	$—	$—	$—	$—

Item 6.	Selected Financial Data - Continued

	Successor			Predecessor
	At or for the Year Ended December 31,		At or for the Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	At or for the Year Ended December 31,
	2019	2018			2016	2015
(in thousands)
Cash flow data:
Net cash provided by (used in):
Operating activities	$114,441	$(6,594)	$231,021	$152,714	$875,306	$1,127,700
Investing activities	265,336	168,162	1,257,352	(58,756)	(230,438)	(276,023)
Financing activities	(280,385)	(632,713)	(1,111,473)	(437,730)	(164,150)	(850,886)

Balance sheet data:
Total assets	$816,259	$1,592,834	$2,868,125		$4,444,151	$6,018,375
Current portion of long-term debt, net	—	—	—		1,937,729	2,841,518
Long-term debt, net	69,800	24,500	—		—	4,447,308
Liabilities subject to compromise	—	—	—		4,280,005	—
Total equity (deficit)	573,551	1,262,374	2,339,046		(2,587,009)	(2,110,804)

Item 6.	Selected Financial Data - Continued

	Successor			Predecessor
	At or for the Year Ended December 31,		At or for the Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	At or for the Year Ended December 31,
	2019	2018			2016	2015
Production data:
Average daily production – continuing operations:
Natural gas (MMcf/d)	197	247	386	495	511	549
Oil (MBbls/d)	1.7	3.2	17.8	20.2	22.1	27.4
NGL (MBbls/d)	5.8	10.3	20.5	21.4	25.4	25.6
Total (MMcfe/d)	242	328	616	745	796	867
Average daily production – discontinued operations:
Equity method investments – Total (MMcfe/d) (1)	—	64	30	—	—	—
California - Total (MMcfe/d) (2)	—	—	14	30	32	30

Reserves data: (3)
Proved reserves – continuing operations:
Natural gas (Bcf)	281	1,260	1,377		2,290	2,212
Oil (MMBbls)	2	4	27		73	74
NGL (MMBbls)	3	56	72		104	97
Total (Bcfe)	316	1,618	1,968		3,350	3,240
Proved reserves – discontinued operations:
Equity method investments – Total (Bcfe) (1)	—	—	694		—	—
California - Total (Bcfe) (2)	—	—	—		170	195
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

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”  The following discussion contains forward-looking statements based on expectations, estimates and assumptions.  Actual results may differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and natural gas liquids (“NGL”), production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” in Item 1. “Business” and in Item 1A. “Risk Factors.”

The reference to a “Note” herein refers to the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8. “Financial Statements and Supplementary Data.”

Unless otherwise indicated or the context otherwise requires, references herein to the “Company” refer (i) prior to the Spin-off (as defined below) to Linn Energy, Inc. (the “Parent”) and its consolidated subsidiaries, and (ii) after the Spin-off, to Riviera Resources, Inc. (“Riviera”) and its consolidated subsidiaries.  Unless otherwise indicated or the context otherwise requires, references herein to “LINN Energy” refer to Linn Energy, Inc. and its consolidated subsidiaries.  References to “Successor” relate to the financial position and results of operations of the Company subsequent to LINN Energy’s emergence from bankruptcy on February 28, 2017.  References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including February 28, 2017.

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

Historically, a subsidiary of the Company also owned a 50% equity interest in Roan.  The Company’s equity earnings (losses), consisting of its share of Roan’s earnings or losses, are included in the consolidated and combined financial statements through the Reorganization Date.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  As such, the Company has classified the investment and equity earnings (losses) in Roan as discontinued operations on its consolidated and combined financial statements.  See Note 4 for additional information.  In December 2019, stockholders of Roan Resources, Inc. approved an Agreement and Plan of Merger (“Merger”) between Roan Resources, Inc. and a subsidiary of Citizen Energy Operating, LLC (“Citizen Operating”) under which Roan Resources, Inc., including its subsidiary Roan Resources LLC, became wholly owned subsidiaries of Citizen Operating.  The effective date of the Merger was December 6, 2019, and as a result of the Merger, the Company and Roan no longer share certain mutual directors and significant stockholders.

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

During the reporting period, the Parent was a successor issuer of Linn Energy, LLC pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As discussed further in Note 2, on May 11, 2016, (the “Petition Date”), Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) and Berry Petroleum Company, LLC (“Berry” and collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16-60040.  During the pendency of the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  LINN Energy emerged from bankruptcy effective February 28, 2017, (the “Effective Date”).

Riviera is a successor issuer of the Parent pursuant to Rule 15d-5 of the Exchange Act.

Executive Overview

The Company’s upstream reporting segment properties are currently primarily located in two operating regions in the United States (“U.S.”):

•	Mid-Continent, which includes properties in the Northwest STACK in northwestern Oklahoma and various other oil and natural gas producing properties throughout Oklahoma; and
•	North Louisiana, which includes oil and natural gas properties producing primarily from the Hosston, Cotton Valley Bossier and Smackover formations.

In the first quarter of 2020, the Company completed the sale of its interests in non-operated properties located in the Drunkards Wash field in the Uinta Basin, the Overton field in East Texas and the Personville field in East Texas.  These properties are included in “assets held for sale” on the consolidated balance sheet as of December 31, 2019.  Reserve information as of December 31, 2019, includes amounts associated with these properties.  See Note 4 for additional information.

During 2019, the Company divested all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions.  During 2018, the Company divested all of its properties located in the Permian Basin operating region.  During 2017, the Company divested all of its properties located in the California and South Texas operating regions.  As a result of the Company’s strategic exit from California in 2017 (completed by the sale of its interest in properties located in the San Joaquin Basin and the Los Angeles Basin in California), the Company classified the results of operations and cash flows of its California properties as discontinued operations on its consolidated and combined financial statements.  See Note 4 for details of the Company’s divestitures.

The Blue Mountain reporting segment consists of a state of the art cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.

In addition to the activities described above, the Company has also engaged an investment bank to explore a potential sale or merger of Riviera or Blue Mountain Midstream.

For the year ended December 31, 2019, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $236 million compared to $420 million for the year ended December 31, 2018;
•	average daily production of approximately 242 MMcfe/d compared to 328 MMcfe/d for the year ended December 31, 2018;

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	net loss of approximately $294 million compared to net income of $41 million for the year ended December 31, 2018;
•	net cash provided by operating activities of approximately $114 million compared to net cash used in operating activities of approximately $7 million for the for the year ended December 31, 2018;
•	capital expenditures of approximately $172 million compared to $170 million for the year ended December 31, 2018; and
•	61 wells drilled (all successful) compared to 52 wells drilled (all successful) for 2018.

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

Divestitures

Below are the Company’s completed divestitures in 2019:

On November 22, 2019, the Company completed the sale of its interest in the remaining properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $286 million.  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $100 million to reduce the carrying value of these assets to fair value.  In connection with the Hugoton Basin Assets Sale, the buyer also acquired the Company’s interests in Mayzure, LLC, a wholly owned subsidiary of the Company, which was the counterparty to the volumetric production payment agreements based on helium produced from certain oil and natural gas properties in the Hugoton Basin.

Blue Mountain Midstream entered into an agreement with a potential customer to construct a gathering system, as well as gather and process gas.  During the third quarter of 2019, a decision was made not to proceed with the gas gathering and processing contract, and as a result, the customer reimbursed Blue Mountain Midstream for capital deployed and operating expenses incurred, in addition to paying a success fee for constructing the assets.  During the year ended December 31, 2019, Blue Mountain Midstream received a capital reimbursement of approximately $20 million.  Blue Mountain Midstream also received approximately $4 million for the success fee and the expense reimbursement, which is included in “(gains) losses on sale of assets and other, net” on the consolidated and combined statement of operations.

On September 5, 2019, the Company completed the sale of its interest in properties located in Illinois.  Cash proceeds from the sale of these properties were approximately $4 million and the Company recorded a net gain of approximately $4 million.

On August 30, 2019, the Company completed the sale of its interest in non-core assets located in North Louisiana.  Cash proceeds from the sale were approximately $2 million and the Company recorded a net gain of approximately $376,000.

On July 3, 2019, the Company completed the sale of its interest in properties located in Michigan (the “Michigan Assets Sale”).  Cash proceeds from the sale of these properties were approximately $39 million.  The Company recorded a noncash impairment charge to reduce the carrying value of these assets to fair value of approximately $18 million for the year ended December 31, 2019.

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds received from the sale of these properties were approximately $29 million and the Company recognized a net loss of approximately $10 million.

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Divestitures – Subsequent Events

On January 15, 2020, the Company completed the sale of its interests in non-operated properties located in the Drunkards Wash field in the Uinta Basin (the “Drunkards Wash Asset Sale”).  Cash proceeds from the sale of these properties were approximately $4 million (including a deposit of approximately $450,000 received in 2019).

On January 31, 2020, the Company completed the sale of its interest in properties located in the Overton field in East Texas (the “Overton Assets Sale”).  Cash proceeds from the sale of these properties were approximately $17 million (including a deposit of approximately $2 million received in 2019).  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $13 million to reduce the carrying value of these assets to fair value.

On February 14, 2020, the Company completed the sale of its interest in properties located in the Personville field in East Texas (the “Personville Assets Sale”).  Cash proceeds from the sale of these properties were approximately $29 million (including a deposit of approximately $3 million received in 2019).  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $72 million to reduce the carrying value of these assets to fair value.

On November 20, 2019, the Company signed an agreement to sell its building located in Oklahoma City, Oklahoma for an amended contract price of $21 million.  The sale is expected to close in the first quarter of 2020.  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $5 million to reduce the carrying value of this asset to fair value.

The assets and liabilities associated with the sale of the Oklahoma office building, the Drunkards Wash Asset Sale, the Overton Assets Sale and the Personville Assets Sale are classified as held for sale on the consolidated balance sheet at December 31, 2019.

Oil Services Agreement

On July 17, 2019, a subsidiary of Blue Mountain Midstream entered into an agreement with Roan to gather Roan’s oil in the Merge/SCOOP/STACK play.  The agreement provides for a 10-year term covering an 89,000 net acre dedicated area in nine Townships in central Oklahoma.  Blue Mountain plans to construct an initial crude system consisting of approximately 28 miles of gathering pipelines with two downstream interconnections providing Roan with direct access to the Cushing market.  The Blue Mountain system will initially be capable of transporting up to 60,000 barrels per day of crude oil.  Services will commence in the first half of 2020.  On December 6, 2019, Roan became a wholly owned indirect subsidiary of Citizen Operating.

Water Services Agreement

On January 31, 2019, a subsidiary of Blue Mountain Midstream entered into an agreement with Roan to exclusively manage all of Roan’s water needs for its drilling and completion operations in Central Oklahoma.  Blue Mountain Midstream provides comprehensive water management services including pipeline gathering, disposal, treatment and redelivery of recycled water for re-use.  The agreement is supported by a 10-year acreage dedication in 67 Townships covering portions of seven Oklahoma Counties.  On December 6, 2019, Roan became a wholly owned indirect subsidiary of Citizen Operating.

2019 Oil and Natural Gas and Midstream Capital Expenditures
During the year ended December 31, 2019, the Company had total capital expenditures, excluding acquisitions, of approximately $172 million, including approximately $63 million related to its oil and natural gas capital program and approximately $105 million related to Blue Mountain Midstream.

2020 Oil and Natural Gas and Midstream Capital Budget

For 2020, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $52 million, including approximately $25 million related to its oil and natural gas capital program and approximately $27 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities

Riviera Credit Facility

Riviera’s credit agreement provides for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”).  On September 27, 2019, the Company entered into an amendment to the Riviera Credit Facility to, among other things, extend its maturity date to August 4, 2021.  The amendment resulted in a borrowing commitment reduction from $230 million to $90 million, primarily due to asset sales, with the next scheduled borrowing base redetermination to occur on April 1, 2020.

Blue Mountain Midstream Credit Facility

Blue Mountain Midstream’s credit agreement provides for a senior secured revolving loan facility (the “Blue Mountain Midstream Credit Facility”).  On February 8, 2019, the borrowing commitment under the Blue Mountain Midstream Credit Facility was increased to $200 million.  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities.”

Cash Distributions

On November 21, 2019, the Board of Directors of the Company declared a cash distribution of $4.25 per share.  A cash distribution totaling approximately $249 million was paid on December 12, 2019, to shareholders of record as of the close of business on December 5, 2019.  In addition, approximately $11 million for potential future distributions was recorded in restricted cash at December 31, 2019.  In December 2019, distributions payable of approximately $2 million related to outstanding share-based compensation awards was also recorded.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the consolidated balance sheet at December 31, 2019.

Share Repurchase Program

On July 18, 2019, the Company’s Board of Directors increased the share repurchase authorization to $150 million of the Company’s outstanding shares of common stock.  During the year ended December 31, 2019, the Company repurchased an aggregate of 8,475,514 shares of common stock at an average price of $12.72 per share for a total cost of approximately $108 million.  Included in this number are private purchases of 2,380,425 shares of common stock purchased at a discount to market, at an average price of $10.91 for a total cost of approximately $26 million.  See Note 12 for additional information.  For the period from January 1, 2020 through February 21, 2020, the Company repurchased 171,107 shares of common stock at an average price of $7.84 for a total cost of approximately $1 million.  At February 21, 2020, approximately $23 million was available for share repurchases under the program.  Any share repurchases are subject to restrictions in the Riviera Credit Facility.

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

Commodity Derivatives

During the year ended December 31, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and oil fixed price swaps and natural gas basis swaps for 2020.  In July 2019, in connection with the closing of the Michigan Assets Sale, the Company canceled its MichCon natural gas basis swaps for 2019 and 2020.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Comparison of the Years Ended December 31, 2019, and December 31, 2018

The following table reflects the Company’s results of operations for each of the periods presented:

	Year Ended December 31,
	2019	2018	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$163,778	$250,831	$(87,053)
Oil sales	35,253	74,696	(39,443)
NGL sales	37,022	94,575	(57,553)
Total oil, natural gas and NGL sales	236,053	420,102	(184,049)
Gains (losses) on commodity derivatives	10,091	(23,404)	33,495
Marketing and other revenues	233,635	268,961	(35,326)
	479,779	665,659	(185,880)
Expenses:
Lease operating expenses	77,719	120,097	(42,378)
Transportation expenses	64,149	83,562	(19,413)
Marketing expenses	166,651	220,971	(54,320)
General and administrative expenses (1)	61,671	245,291	(183,620)
Exploration costs	5,122	5,178	(56)
Depreciation, depletion and amortization	77,089	94,958	(17,869)
Impairment of assets held for sale and long-lived assets	208,376	15,697	192,679
Taxes, other than income taxes	15,374	29,730	(14,356)
(Gains) losses on sale of assets and other, net	(20,743)	(208,598)	187,855
	655,408	606,886	48,522
Other income and (expenses)	(7,441)	(3,094)	(4,347)
Reorganization items, net	13,359	(5,159)	18,518
(Loss) income from continuing operations before income taxes	(169,711)	50,520	(220,231)
Income tax expense	127,859	29,587	98,272
(Loss) income from continuing operations	(297,570)	20,933	(318,503)
Income from discontinued operations, net of income taxes	3,824	19,674	(15,850)
Net (loss) income	$(293,746)	$40,607	$(334,353)
(1)

General and administrative expenses for the years ended December 31, 2019, and December 31, 2018, include approximately $11 million and $132 million, respectively, of share-based compensation expenses and approximately $5 million and $27 million, respectively, of severance costs.  General and administrative expenses for the year ended December 31, 2018, include approximately $8 million of Spin-off related costs.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Year Ended December 31,
	2019	2018	Variance
Average daily production:
Natural gas (MMcf/d)	197	247	(20%)
Oil (MBbls/d)	1.7	3.2	(47%)
NGL (MBbls/d)	5.8	10.3	(44%)
Total (MMcfe/d)	242	328	(26%)

Weighted average prices: (1)
Natural gas (Mcf)	$2.28	$2.78	(18%)
Oil (Bbl)	$57.15	$62.99	(9%)
NGL (Bbl)	$17.36	$25.14	(31%)

Average NYMEX prices:
Natural gas (MMBtu)	$2.63	$3.09	(15%)
Oil (Bbl)	$57.03	$64.77	(12%)

Costs per Mcfe of production:
Lease operating expenses	$0.88	$1.00	(12%)
Transportation expenses	$0.73	$0.70	4%
General and administrative expenses (2)	$0.70	$2.05	(66%)
Depreciation, depletion and amortization	$0.87	$0.79	10%
Taxes, other than income taxes	$0.17	$0.25	(30%)

Average daily production – discontinued operations:
Equity method investments – Total (MMcfe/d) (3)	—	64	(100%)
(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the years ended December 31, 2019, and December 31, 2018, include approximately $11 million and $132 million, respectively, of share-based compensation expenses and approximately $5 million and $27 million, respectively, of severance costs.  General and administrative expenses for the year ended December 31, 2018, include approximately $8 million of Spin-off related costs.

(3)	Represents the Company’s historical 50% equity interest in Roan. Production of Roan for 2018 is for the period from January 1, 2018 through July 25, 2018.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Year Ended December 31,
	2019	2018	Variance
	(in thousands)

Oil, natural gas and NGL sales	$236,053	$420,102	$(184,049)
Marketing and other revenues	73,929	126,943	(53,014)
	309,982	547,045	(237,063)

Lease operating expenses	77,719	120,097	(42,378)
Transportation expenses	64,149	83,562	(19,413)
Marketing expenses	40,389	91,869	(51,480)
Severance taxes and ad valorem taxes	17,930	28,598	(10,668)
Total direct operating expenses	200,187	324,126	(123,939)
Field level cash flow (1)	$109,795	$222,919	$(113,124)
(1)	Refer to Note 19 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $184 million or 44% to approximately $236 million for the year ended December 31, 2019, from approximately $420 million for the year ended December 31, 2018, due to lower production volumes as a result of divestitures completed in 2018 and 2019, as well as lower commodity prices.  Lower oil and NGL prices resulted in a decrease in revenues of approximately $4 million and $16 million, respectively.  Lower natural gas prices resulted in a decrease in revenues of approximately $37 million.

Average daily production volumes decreased to approximately 242 MMcfe/d for the year ended December 31, 2019, from approximately 328 MMcfe/d for the year ended December 31, 2018.  Lower oil, natural gas and NGL production volumes resulted in a decrease in revenues of approximately $36 million, $50 million and $41 million, respectively.

The following table sets forth average daily production by region:

	Year Ended December 31,
	2019	2018	Variance
Average daily production (MMcfe/d):
Hugoton Basin	101	138	(37)	(27%)
Mid-Continent	36	53	(17)	(32%)
East Texas	42	50	(8)	(16%)
Michigan/Illinois	14	28	(14)	(50%)
North Louisiana	31	26	5	19%
Uinta Basin	18	23	(5)	(22%)
Permian Basin	—	10	(10)	(100%)
	242	328	(86)	(26%)

The decreases in average daily production volumes in the Hugoton Basin and Mid-Continent regions primarily reflect lower production volumes as a result of divestitures completed during 2018 and 2019, partially offset by increased development capital spending in the Mid-Continent region.  Additionally, Hugoton Basin volumes were impacted by the election to reject ethane prior to its sale in November 2019.  The decreases in average daily production volumes in the Uinta Basin and Permian Basin regions primarily reflect lower production volumes as a result of divestitures completed during 2018.  The decrease in average daily production in the Michigan/Illinois region reflect lower production volumes, as a result of the Michigan and Illinois Assets Sales in the third quarter of 2019.  See Note 4 for additional information about divestitures.  The decreases in average daily production volumes in the East Texas region reflect lower production volumes as a result of reduced development capital spending and natural declines.  The increase in production volumes in North Louisiana is due to new wells drilled in 2019.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues

	Year Ended December 31,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$48,861	$99,361	$(50,500)
Helium	18,072	22,135	(4,063)
Other	6,996	5,447	1,549
	$73,929	$126,943	$(53,014)

Marketing and other revenues decreased by approximately $53 million or 42% to approximately $74 million for the year ended December 31, 2019, from approximately $127 million for the year ended December 31, 2018.  The decrease was primarily due to third party take-in-kind elections.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana regions.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $42 million or 35% to approximately $78 million for the year ended December 31, 2019, from approximately $120 million for the year ended December 31, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019.  Lease operating expenses per Mcfe decreased to $0.88 per Mcfe for the year ended December 31, 2019, from $1.00 per Mcfe for the year ended December 31, 2018.

Transportation Expenses

Transportation expenses decreased by approximately $20 million or 23% to approximately $64 million for the year ended December 31, 2019, from approximately $84 million for the year ended December 31, 2018.  The decrease was due to reduced costs as a result of lower production volumes primarily as a result of the divestitures completed in 2018 and 2019.  Transportation expenses per Mcfe increased to $0.73 per Mcfe for the year ended December 31, 2019, from $0.70 per Mcfe for the year ended December 31, 2018.  The increase in the rate per Mcfe is primarily driven by increased expenses in the Hugoton Basin prior to its sale in November 2019.

Marketing Expenses

	Year Ended December 31,
	2019	2018	Variance
	(in thousands)

Jayhawk Plant	$37,600	$88,109	$(50,509)
Other	2,789	3,760	(971)
	$40,389	$91,869	$(51,480)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $52 million or 56% to approximately $40 million for the year ended December 31, 2019, from approximately $92 million for the year ended December 31, 2018.  The decrease was primarily due to third party take-in-kind elections.

Severance and Ad Valorem Taxes

	Year Ended December 31,
	2019	2018	Variance
	(in thousands)

Severance taxes	$6,925	$14,447	$(7,522)
Ad valorem taxes	11,005	14,151	(3,146)
	$17,930	$28,598	$(10,668)

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

Field Level Cash Flow

Field level cash flow decreased by approximately $113 million to approximately $110 million for the year ended December 31, 2019, from approximately $223 million for the year ended December 31, 2018.  The decrease was primarily due to the divestitures completed in 2018 and 2019.

Blue Mountain Reporting Segment

	Year Ended December 31,
	2019	2018	Variance
	(in thousands)

Marketing revenues	$159,706	$142,018	$17,688

Marketing expenses	120,014	127,263	(7,249)
Severance taxes and ad valorem taxes	1,378	883	495
Total direct operating expenses	121,392	128,146	(6,754)
Field level cash flow (1)	$38,314	$13,872	$24,442
(1)	Refer to Note 19 for a reconciliation of field level cash flow to income from continuing operations before income taxes.

Marketing Revenues

Marketing revenues increased by approximately $18 million or 12% to approximately $160 million for the year ended December 31, 2019, from approximately $142 million for the year ended December 31, 2018.  The increase was due to revenues from the new water services business in 2019 and higher throughput volumes related to the commissioning of the cryogenic natural gas processing facility in 2018.  These increases were partially offset by lower prices.  Average daily throughput volumes increased to approximately 117 MMcf/d for the year ended December 31, 2019, from 95 MMcf/d for the year ended December 31, 2018.

Marketing Expenses

Marketing expenses decreased by approximately $7 million or 6% to approximately $120 million for the year ended December 31, 2019, from approximately $127 million for the year ended December 31, 2018.  The decrease was due to lower prices during 2019, partially offset by expenses related to the new water services business in 2019 and higher volumes.

Field Level Cash Flow

Field level cash flow increased by approximately $24 million or 176% to approximately $38 million for the year ended December 31, 2019, from approximately $14 million for the year ended December 31, 2018.  The increase was due to increased revenues from the new water services business in 2019, higher throughput volumes and the operations of the cryogenic natural gas processing facility in 2018.

Indirect Income and Expenses Not Allocated to Segments

Gains (Losses) on Commodity Derivatives

Gains on commodity derivatives were approximately $10 million for the year ended December 31, 2019, compared to losses of approximately $23 million for the year ended December 31, 2018, representing a variance of approximately $33 million.  Gains and losses on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

The Company determines the fair value of its commodity derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See “Item 7A‒Quantitative and Qualitative Disclosures About Market Risk”

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and Note 7 and Note 8 for additional details about the Company’s commodity derivatives.  For information about the Company’s credit risk related to derivative contracts, see “‒Liquidity and Capital Resources‒Counterparty Credit Risk” below.

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $183 million or 75% to approximately $62 million for the year ended December 31, 2019, from approximately $245 million for the year ended December 31, 2018.  The decrease was primarily due to lower share-based compensation expenses, lower severance costs and lower salaries and benefits related expenses due to lower headcount primarily offset by lower transition service fees recorded as a reduction of general and administrative expenses during the year ended December 31, 2018.  General and administrative expenses per Mcfe decreased to $0.70 per Mcfe for the year ended December 31, 2019, from $2.05 per Mcfe for the year ended December 31, 2018.

For professional services expenses related to the Chapter 11 proceedings that were incurred since the Petition Date, see “Reorganization Items, Net.”

Exploration Costs

Exploration costs, which consisted primarily of seismic data expenses, remained constant at approximately $5 million for the year ended December 31, 2019, and approximately $5 million for the year ended December 31, 2018.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $18 million or 19% to approximately $77 million for the year ended December 31, 2019, from approximately $95 million for the year ended December 31, 2018.  The decrease was primarily due to lower total production volumes partially offset by Blue Mountain Midstream’s increase in depreciation expense related to the commissioning of the cryogenic natural gas processing facility at the end of the second quarter of 2018 and related compression and gathering systems.

Impairment of Long-Lived Assets

During the year ended December 31, 2019, the Company recorded noncash impairment charges of approximately $207 million to reduce the carrying value of its properties sold located in the Hugoton Basin and Michigan and to reduce the carrying value of properties held for sale located in Oklahoma and Texas.  During the years ended December 31, 2019, and December 31, 2018, the Company recorded noncash impairment charges of approximately $1 million and $16 million, respectively, associated with proved oil and natural gas properties in the Texas, Uinta Basin and Michigan/Illinois regions due to a decline in commodity prices and higher operating costs.

(Gains) Losses on Sale of Assets and Other, Net

During the year ended December 31, 2019, the Company recorded the following amounts related to divestitures (see Note 4):

•	Net gain of approximately $4 million on the sale of its interest in properties located in Illinois;
•	Net gain of approximately $376,000 on the sale of its interests in properties located in North Louisiana;
•	Net loss of approximately $10 million on the sale of its interest in non-operated properties in the Hugoton Basin; and
•	Net gain of approximately $28 million on the Arkoma Assets Sale.

During the year ended December 31, 2018, the Company recorded the following amounts related to divestitures (see Note 4):

•	Net gain of approximately $12 million on the sale of its interest in properties located in New Mexico (the “New Mexico Assets Sale”);
•

Net gain of approximately $83 million, including costs to sell of approximately $2 million, on the sale of its interest in properties located in the Altamont Bluebell Field in Utah (the “Altamont Bluebell Assets Sale”);

•	Net gain of approximately $54 million, including costs to sell of approximately $2 million, on the sale of its interest in properties located in West Texas (the “West Texas Assets Sale”); and
•	Net gain of approximately $46 million, including costs to sell of approximately $1 million, on the sale of its Oklahoma and Texas Panhandle properties (the “Oklahoma and Texas Assets Sale”).

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Year Ended December 31,
	2019	2018	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(6,997)	$(2,417)	$(4,580)
Other, net	(444)	(677)	233
	$(7,441)	$(3,094)	$(4,347)

Interest expense increased primarily due to higher outstanding debt during 2019.  For the year ended December 31, 2019, “other, net” is primarily related to writing off a portion of the unamortized deferred financing fees of approximately $700,000 and commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest and rental income.  For the year ended December 31, 2018, “other, net” is primarily interest income, partially offset by commitment fees for the undrawn portion of the Credit Facilities.  See “Debt” under “Liquidity and Capital Resources” below for additional details.

Reorganization Items, Net

The Company incurred significant costs and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings.  Reorganization items represent costs directly associated with the Chapter 11 proceedings since the Petition Date.  For the years ended December 31, 2019, and December 31, 2018, reorganization items were approximately $13 million and $5 million, respectively.  For the year ended December 31, 2019, the Company recognized a gain of approximately $14 million related to rulings regarding costs and income associated with the Chapter 11 proceeding.  Costs incurred for the years ended December 31, 2019, and December 31, 2018, primarily related to legal and professional fees.

Income Tax Expense

The Company recognized an income tax expense of approximately $128 million compared to $30 million for the years ended December 31, 2019, and December 31, 2018, respectively.  During the third quarter of 2019, and for the first time since inception, the Company’s earnings show a cumulative loss which was primarily due to losses generated during 2019.  Based on the cumulative loss and projections of future taxable income for the periods in which our deferred tax assets are deductible, the Company recorded a full valuation allowance of approximately $171 million to reduce its federal and state net deferred tax assets to an amount that is more likely than not to be realized.  For the year ended December 31, 2018, the effective tax rate is higher than the statutory tax rate primarily due to nondeductible compensation in connection with the Spin-off.

Income from Discontinued Operations, Net of Income Taxes

As a result of the Company’s internal reorganization in connection with the Spin-off, the equity interest in Roan was distributed to the Parent on the Reorganization Date and is no longer affiliated with Riviera.  As such, the Company has classified the equity earnings in Roan as discontinued operations.  As a result of the Company’s strategic exit from California in 2017, the Company classified the results of operations of its California properties as discontinued operations.  In 2019, the Company recorded a net gain of approximately $4 million for a contingent payment received related to the sale of its California properties.  Income from discontinued operations, net of income taxes was approximately $20 million for the year ended December 31, 2018.  See Note 4 for additional information.

Net (Loss) Income

Net (loss) income decreased by approximately $335 million to a net loss of approximately $294 million for the year ended December 31, 2019, from net income of approximately $41 million for the year ended December 31, 2018.  The decrease was primarily due to a noncash impairment charge recorded to the Company’s properties sold, the Hugoton Basin Assets Sale and the Michigan Asset Sale, a valuation allowance, lower production revenue, lower gains on sales of assets and lower commodity revenues, partially offset by lower expenses and gains on commodity derivatives during the year ended December 31, 2019. See discussion above for explanations of variances.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Comparison of the Year Ended December 31, 2018, and the Ten Months Ended December 31, 2017, and the Two Months Ended February 28, 2017

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
(1)

Marketing and other revenues for the two months ended February 28, 2017, include approximately $6 million of management fee revenues recognized by the Company from Berry.  Management fee revenues are included in “other revenues” on the consolidated and combined statements of operations.

(2)

General and administrative expenses for the year ended December 31, 2018, the ten months ended December 31, 2017, the two months ended February 28, 2017, include approximately $132 million, $41 million and $50 million, respectively, of share-based compensation expenses and approximately $27 million, $2 million and $787,000, respectively, of severance costs.  General and administrative expenses for the year ended December 31, 2018, include approximately $8 million of Spin-off related costs.  In addition, general and administrative expenses for the two months ended February 28, 2017, include expenses incurred by LINN Energy associated with the operations of Berry.  On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

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

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $478 million or 53% to approximately $420 million or the year ended December 31, 2018, from approximately $709 million and $189 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, due to lower production volumes as a result of divestitures completed in 2017 and 2018 partially offset by higher commodity prices.  Higher oil and NGL prices resulted in an increase in revenues of approximately $18 million and $12 million, respectively.  Lower natural gas prices resulted in a decrease in revenues of approximately $3 million.

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

The Company determines the fair value of its commodity derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See “Item 7A‒Quantitative and Qualitative Disclosures About Market Risk” and Note 7 and Note 8 for additional details about the Company’s commodity derivatives.  For information about the Company’s credit risk related to derivative contracts, see “‒Liquidity and Capital Resources‒Counterparty Credit Risk” below.

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

(Gains) Losses on Sale of Assets and Other, Net

During the year ended December 31, 2018, the Company recorded the following amounts related to divestitures (see Note 4):

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

•	Net gain of approximately $175 million, including costs to sell of approximately $2 million, on the sale of its interest in properties located in Wyoming on November 30, 2017;
•	Net gain of approximately $116 million, including costs to sell of approximately $3 million, on the sale of its interest in properties located in the Williston Basin on November 30, 2017;
•	Net gain of approximately $30 million, including costs to sell of approximately $1 million, on the sale of its interest in the Salt Creek Field in Wyoming (the “Salt Creek Assets Sale”);
•	Net gain of approximately $29 million on the sale of its interest in certain properties located in Texas and New Mexico on August 31, 2017;
•	Advisory fees of approximately $17 million associated with the Roan Contribution; and
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

Income (Loss) from Discontinued Operations, Net of Income Taxes

As a result of the Company’s internal reorganization in connection with the Spin-off, the equity interest in Roan was distributed to the Parent on the Reorganization Date and is no longer affiliated with Riviera.  As such, the Company has classified the equity earnings in Roan as discontinued operations.  As a result of the Company’s strategic exit from California in 2017, the Company classified the results of operations of its California properties as discontinued operations.  In 2018, the Company recorded a net gain of approximately $5 million for a contingent payment received related to the sale of its California properties.  Income from discontinued operations, net of income taxes was approximately $20 million, $90 million and a loss of $548,000 for the year ended December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively.  See Note 4 for additional information.

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

Liquidity and Capital Resources

The Company’s sources of cash have primarily consisted of proceeds from its divestitures of oil and natural gas properties, net cash provided by operating activities and borrowing under the Blue Mountain Credit Facility.  As a result of divesting certain oil and natural gas properties during the year ended December 31, 2019, the Company received approximately $447 million in net cash proceeds.  The Company has also used its cash to fund capital expenditures, principally for the development of its oil and natural gas properties, and plant and pipeline construction, for distributions to shareholders, the Parent’s repurchases of LINN Energy, Inc. Class A common stock prior to the Spin-off, and repurchases of Riviera’s common stock subsequent to the Spin-off.  Based on current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Net cash:
Net cash provided by (used in) operating activities	$114,441	$(6,594)	$231,021	$152,714
Net cash provided by (used in) investing activities	265,336	168,162	1,257,352	(58,756)
Net cash used in financing activities	(280,385)	(632,713)	(1,111,473)	(437,730)
Net increase (decrease) in cash, cash equivalents and restricted cash	$99,392	$(471,145)	$376,900	$(343,772)

Operating Activities

Cash provided by operating activities was approximately $114 million for the year ended December 31, 2019, compared to cash used in operating activities of approximately $7 million for the year ended December 31, 2018.  Cash used in operating activities was approximately $7 million for the year ended December 31, 2018, compared to cash provided by operating activities of approximately $231 million and $153 million for the ten months ended December 31, 2017, and for the two months ended February 28, 2017, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities

The following provides a comparative summary of cash flow from investing activities:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(178,216)	$(207,129)	$(260,316)	$(58,006)
Acquisition of property, plant and equipment	(3,380)	—	—	—
Proceeds from sale of properties and equipment and other	446,932	368,291	1,172,025	(166)
Net cash provided by (used in) investing activities – continuing operations	265,336	161,162	911,709	(58,172)
Net cash provided by (used in) investing activities – discontinued operations	—	7,000	345,643	(584)
Net cash provided by (used in) investing activities	$265,336	$168,162	$1,257,352	$(58,756)

The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties and construction of Blue Mountain Midstream’s cryogenic natural gas processing facility, water facilities and related compression and gathering systems.  Capital expenditures decreased primarily due to lower spending on plant and pipeline construction related to Blue Mountain Midstream partially offset by higher oil and natural gas capital spending.  The Company made no material acquisitions of properties during the years ended December 31, 2019, and December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017.

Proceeds from sale of properties and equipment and other for the year ended December 31, 2019, include cash proceeds received of approximately $286 million from the Hugoton Basin Assets Sale, approximately $59 million (excluding a deposit of approximately $5 million received in 2018) from the Arkoma Assets Sale, approximately $29 million from the sale of non-operated properties in the Hugoton Basin, approximately $39 million from the Michigan Assets Sale, approximately $4 million from the sale of its interest in properties located in Illinois, approximately $2 million from the sale of its interests in properties located in North Louisiana, and approximately $20 million from Blue Mountain’s agreement with a customer.  Proceeds for the year ended December 31, 2019, also include deposits of approximately $6 million for 2020 divestitures.  Proceeds from sale of properties and equipment and other for the year ended December 31, 2018, include cash proceeds received of approximately $107 million from the West Texas Assets Sale, approximately $97 million (excluding a deposit of approximately $12 million received in 2017) from the Oklahoma and Texas Assets Sale, approximately $131 million related to the Altamont Bluebell Assets Sale, approximately $14 million related to the New Mexico Assets Sale and a deposit of approximately $5 million received from the Arkoma Assets Sale.  Proceeds from sale of properties and equipment and other for the ten months ended December 31, 2017, include cash proceeds received of approximately $258 million from the Williston Asset Sale, approximately $195 million from the Washakie Asset Sale, approximately $49 million from the South Texas Assets Sales, approximately $31 million from the Permian Basin Asset Sales, approximately $74 million from the Salt Creek Assets Sale and approximately $565 million from the Jonah Assets Sale.  See Note 4 for additional details of divestitures.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

See below for details regarding accrued and paid capital expenditures for the periods presented:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Oil and natural gas	$63,457	$36,251	$199,866	$39,409
Plant and pipeline	103,885	131,576	93,318	4,990
Other	4,489	2,434	5,626	1,243
Capital expenditures, excluding acquisitions	$171,831	$170,261	$298,810	$45,642
Capital expenditures, excluding acquisitions – discontinued operations	$—	$—	$2,033	$436

The increase in capital expenditures was primarily due to higher oil and natural gas development activities partially offset by lower plant and pipeline construction activities associated with Blue Mountain Midstream.  For 2020, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $52 million, including approximately $25 million related to its oil and natural gas capital program and approximately $27 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Financing Activities

Cash used in financing activities was approximately $280 million for the year ended December 31, 2019, compared to approximately $633 million for the year ended December 31, 2018.  During the year ended December 31, 2018, prior to the Spin-off the primary use of cash in financing activities was transfers to the Parent to fund repurchases of the Parent’s common stock and settlement of the Parent’s restricted stock units (see Note 13).  Since the Spin-off, the primary use of cash in financing activities was for distributions to shareholders and repurchases of Riviera’s common stock.  During the ten months ended December 31, 2017, and the two months ended February 28, 2017, the primary use of cash in financing activities was for repayments of debt.

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 30, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Proceeds from borrowings:
Riviera Credit Facility	$—	$40,000	$—	$—
Blue Mountain Credit Facility	72,600	4,500	—	—
Successor’s previous credit facility	—	—	190,000	—
	$72,600	$44,500	$190,000	$—
Repayments of debt:
Riviera Credit Facility	$(20,000)	$(20,000)	$—	$—
Blue Mountain Credit Facility	(7,300)	—	—	—
Successor’s previous credit facility	—	—	(790,000)	—
Successor term loan	—	—	(300,000)	—
Predecessor’s credit facility	—	—	—	(1,038,986)
	$(27,300)	$(20,000)	$(1,090,000)	$(1,038,986)

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

Debt

At January 31, 2020, there were no borrowings outstanding and approximately $89 million of available borrowing capacity under the Riviera Credit Facility (which includes a $701,000 reduction for outstanding letters of credit).  As of January 31, 2020, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $73 million and there was approximately $115 million of available borrowing capacity (which includes a $12 million reduction for outstanding letters of credit).  For additional information related to the Company’s debt, see Note 6.

Dividends

Although the Company paid a one-time cash distribution on December 12, 2019, the Company is not currently paying a regular cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.

Cash Distributions

On November 21, 2019, the Board of Directors of the Company declared a cash distribution of $4.25 per share.  A cash distribution totaling approximately $249 million was paid on December 12, 2019, to shareholders of record as of the close of business on December 5, 2019.  In addition, approximately $11 million for potential future distributions was recorded in restricted cash at December 31, 2019.  In December 2019, distributions payable of approximately $2 million related to outstanding share-based compensation awards was also recorded.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the consolidated balance sheet at December 31, 2019.

Share Repurchase Program

On July 18, 2019, the Company’s Board of Directors increased the share repurchase authorization to $150 million of the Company’s outstanding shares of common stock.  During the year ended December 31, 2019, the Company repurchased an aggregate of 8,475,514 shares of common stock at an average price of $12.72 per share for a total cost of approximately $108 million.  Included in this number are private purchases of 2,380,425 shares of common stock purchased at a discount to market, at an average price of $10.91 for a total cost of approximately $26 million.  See Note 12 for additional information.  For the period from January 1, 2020 through February 21, 2020, the Company repurchased 171,107 shares of common stock at an average price of $7.84 for a total cost of approximately $1 million.  At February 21, 2020, approximately $23 million was available for share repurchases under the program.  Any share repurchases are subject to restrictions in the Riviera Credit Facility.

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

Commitments and Contractual Obligations

The following is a summary of the Company’s commitments and contractual obligations as of December 31, 2019:

	Payments Due
Contractual Obligations	Total	2020	2021-2022	2023-2024	2025-Beyond

Long-term debt obligations:
Credit Facilities	$69,800	$—	$—	$69,800	$—
Interest (1)	9,370	2,597	5,194	1,579	—
Operating lease obligations:
Office, property and equipment leases	6,225	3,557	2,668	—	—
Other:
Commodity derivatives	1,087	1,087	—	—	—
Asset retirement obligations	21,497	1,184	1,689	1,734	16,890
	$107,979	$8,425	$9,551	$73,113	$16,890
(1)	Represents interest on the Blue Mountain Credit Facility computed at approximately 3.72% through its maturity in 2023.

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

Oil and Natural Gas Reserves

Proved reserves are based on the quantities of oil, natural gas and NGL that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.  The independent engineering firm, DeGolyer and MacNaughton, prepared a reserve and economic evaluation of all of the Company properties on a well-by-well basis as of December 31, 2019, and the reserve estimates reported herein were prepared by DeGolyer and MacNaughton.  The reserve estimates were reviewed and approved by the Company’s senior engineering staff and management, with final approval by its Executive Vice President and Chief Operating Officer.

Reserves and their relation to estimated future net cash flows impact the Company’s depletion and impairment calculations as well as the Company’s application of fresh start accounting and the deferred tax asset recorded upon completion of the Spin-off.  As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates.  The process performed by the independent engineers to prepare reserve amounts included their estimation of reserve quantities, future production rates, future net revenue and the present value of such future net revenue, based in part on data provided by the Company.  The estimates of reserves conform to the guidelines of the Securities and Exchange Commission, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years.

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

Based on the analysis described above, for the years ended December 31, 2019, and December 31, 2018, the Company recorded noncash impairment charges of approximately $208 million and $16 million, respectively, associated with proved oil and natural gas properties.  In 2019, approximately $207 million relates to assets sold or assets held for sale at December 31, 2019.  The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement.  The impairment charges are included in “impairment of assets held for sale and long-lived assets” on the consolidated and combined statements of operations.  The Company recorded no impairment charges associated with proved properties during the ten months ended December 31, 2017, or the two months ended February 28, 2017.

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

The Company recorded no impairment charges associated with unproved properties for the years ended December 31, 2019, December 31, 2018, the ten months ended December 31, 2017, or the two months ended February 28, 2017.

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

During the third quarter of 2019, and for the first time since Riviera’s inception, the Company’s earnings show a cumulative loss which is primarily due to losses generated during 2019.  Based on the cumulative loss and projections of future taxable income for the periods in which our deferred tax assets are deductible, during the third quarter of 2019, the Company recorded a full valuation allowance of approximately $171 million to reduce its federal and state net deferred tax assets to an amount that is more likely than not to be realized.

For periods prior to the Spin-off, income tax expense and deferred tax balances were calculated on a separate tax return basis although Riviera’s operations have historically been included in the tax returns filed by the Parent, of which Riviera’s business was a part.  Beginning August 8, 2018, as a stand-alone entity, Riviera files tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those in the historical periods.  Upon completion of the Spin-off, on

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

At December 31, 2019, the fair value of fixed price swaps was a net asset of approximately $6 million.  A 10% increase in the NYMEX WTI oil and NYMEX Henry Hub natural gas prices above the December 31, 2019, prices would result in a net asset of approximately $3 million, which represents a decrease in the fair value of approximately $3 million; conversely, a 10% decrease in the NYMEX oil and Henry Hub natural gas prices below the December 31, 2019, prices would result in a net asset of approximately $10 million, which represents an increase in the fair value of approximately $4 million.

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

Interest Rate Risk

At December 31, 2019, the Company had debt outstanding under the Credit Facilities of $69.8 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $698,000 increase in annual interest expense.  At December 31, 2018, the Company had debt outstanding under the Credit Facilities of $24.5 million in the aggregate which debt incurred interest at floating rates. A 1% increase in the respective market rates would result in an estimated $245,000 increase in annual interest expense.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10‑K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.

/s/ Riviera Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Riviera Resources, Inc.:

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of Riviera Resources, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and from March 1, 2017 to December 31, 2017 (Successor periods), and from January 1, 2017 to February 28, 2017 (Predecessor period), and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the Successor and Predecessor periods in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated and combined financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.

Basis of Presentation

As discussed in Note 1 to the consolidated and combined financial statements, the Company completed its spin-off from Linn Energy, Inc., the former parent company of Riviera Resources, Inc. on August 7, 2018.  Prior to the spin-off, the accompanying consolidated and combined financial statements were prepared on a carve-out combined basis and derived from the former parent’s consolidated financial statements and accounting records for the periods presented.

As discussed in Note 1 to the consolidated and combined financial statements, Linn Energy, Inc. (formerly known as Linn Energy, LLC), the former parent company of Riviera Resources, Inc. emerged from bankruptcy on February 28, 2017.  Accordingly, the consolidated and combined financial statements have been prepared in conformity with ASC 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with the amounts presented in the Predecessor period.

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

February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Riviera Resources, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Riviera Resources, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and from March 1 2017 to December 31, 2017 (Successor periods), and from January 1, 2017 to February 28, 2017 (Predecessor period), and the related notes (collectively, the consolidated and combined financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated and combined financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 27, 2020

RIVIERA RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$116,237	$18,529
Accounts receivable – trade, net	51,355	114,489
Derivative instruments	7,283	10,758
Restricted cash	32,932	31,248
Other current assets	12,853	26,721
Assets held for sale	104,773	38,396
Total current assets	325,433	240,141
Noncurrent assets:
Oil and natural gas properties (successful efforts method)	180,307	756,552
Less accumulated depletion and amortization	(35,603)	(93,507)
	144,704	663,045
Other property and equipment	388,851	606,244
Less accumulated depreciation	(50,381)	(62,368)
	338,470	543,876
Derivative instruments	—	4,603
Deferred income taxes	—	129,091
Other noncurrent assets	7,652	12,078
	7,652	145,772
Total noncurrent assets	490,826	1,352,693
Total assets	$816,259	$1,592,834
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$80,579	$159,228
Derivative instruments	1,087	4,719
Other accrued liabilities	26,728	34,474
Liabilities held for sale	35,177	3,725
Total current liabilities	143,571	202,146
Noncurrent liabilities:
Credit facilities	69,800	24,500
Asset retirement obligations and other noncurrent liabilities	29,337	103,814
Total noncurrent liabilities	99,137	128,314
Commitments and contingencies (Note 10)
Equity:
Preferred Stock ($0.01 par value, 30,000,000 shares authorized and no shares issued at December 31, 2019; no shares authorized or issued at December 31, 2018)	—	—
Common Stock ($0.01 par value, 270,000,000 shares authorized and 58,168,756 shares issued at December 31, 2019; 69,197,284 shares authorized or issued at December 31, 2018)	581	692
Additional paid-in capital	861,764	1,256,730
Retained (deficit) earnings	(288,794)	4,952
Total equity	573,551	1,262,374
Total liabilities and equity	$816,259	$1,592,834

The accompanying notes are an integral part of these consolidated and combined financial statements.

RIVIERA RESOURCES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$236,053	$420,102	$709,363	$188,885
Gains (losses) on commodity derivatives	10,091	(23,404)	13,533	92,691
Marketing revenues	214,280	245,081	82,943	6,636
Other revenues	19,355	23,880	20,839	9,915
	479,779	665,659	826,678	298,127
Expenses:
Lease operating expenses	77,719	120,097	208,446	49,665
Transportation expenses	64,149	83,562	113,128	25,972
Marketing expenses	166,651	220,971	69,008	4,820
General and administrative expenses	61,671	245,291	117,347	71,745
Exploration costs	5,122	5,178	3,137	93
Depreciation, depletion and amortization	77,089	94,958	133,711	47,155
Impairment of assets held for sale and long-lived assets	208,376	15,697	—	—
Taxes, other than income taxes	15,374	29,730	47,553	14,877
(Gains) losses on sale of assets and other, net	(20,743)	(208,598)	(623,583)	672
	655,408	606,886	68,747	214,999
Other income and (expenses):
Interest expense, net of amounts capitalized	(6,997)	(2,417)	(12,380)	(16,725)
Other, net	(444)	(677)	(6,233)	(149)
	(7,441)	(3,094)	(18,613)	(16,874)
Reorganization items, net	13,359	(5,159)	(8,533)	2,521,137
(Loss) income from continuing operations before income taxes	(169,711)	50,520	730,785	2,587,391
Income tax expense (benefit)	127,859	29,587	385,654	(166)
(Loss) income from continuing operations	(297,570)	20,933	345,131	2,587,557
Income (loss) from discontinued operations, net of income taxes	3,824	19,674	90,064	(548)
Net (loss) income	$(293,746)	$40,607	$435,195	$2,587,009
(Loss) income per share:
(Loss) income from continuing operations per share – basic and diluted	$(4.71)	$0.28	$4.53	$33.96
Income (loss) from discontinued operations per share – basic and diluted	$0.06	$0.26	$1.18	$(0.01)
Net (loss) income per share – basic and diluted	$(4.65)	$0.54	$5.71	$33.95
Weighted average shares outstanding – basic	63,118	74,935	76,191	76,191
Weighted average shares outstanding – diluted	63,118	75,360	76,191	76,191
Distributions declared per share	$4.25	$—	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

RIVIERA RESOURCES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Net Parent Company Investment	Total Equity (Deficit)
	Shares	Amount
			(in thousands)

December 31, 2016 (Predecessor)	—	$—	$—	$—	$(2,587,009)	$(2,587,009)
Net income		—	—	—	2,587,009	2,587,009
February 28, 2017 (Predecessor)	—	—	—	—	—	—
Issuances of equity		—	—	—	2,064,331	2,064,331
February 28, 2017 (Successor)	—	—	—	—	2,064,331	2,064,331
Net income		—	—	—	435,195	435,195
Net transfers to parent		—	—	—	(160,480)	(160,480)
December 31, 2017 (Successor)	—	—	—	—	2,339,046	2,339,046
Net income		—	—	4,952	35,655	40,607
Net transfers to parent		—	—	—	(966,724)	(966,724)
Spin-off related adjustments		—	—	—	2,973	2,973
Issuances of common stock and reclassification of former parent company investment	76,191	762	1,410,188	—	(1,410,950)	—
Repurchases of common stock	(6,994)	(70)	(153,458)	—	—	(153,528)
December 31, 2018 (Successor)	69,197	692	1,256,730	4,952	—	1,262,374
Net loss		—	—	(293,746)	—	(293,746)
Repurchases of common stock	(11,116)	(112)	(148,149)	—	—	(148,261)
Issuances of common stock	88	1	1,800	—	—	1,801
Distributions to shareholders		—	(248,617)	—	—	(248,617)
December 31, 2019 (Successor)	58,169	$581	$861,764	$(288,794)	$—	$573,551

The accompanying notes are an integral part of these consolidated and combined financial statements.

RIVIERA RESOURCES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Cash flow from operating activities:
Net (loss) income	$(293,746)	$40,607	$435,195	$2,587,009
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(3,824)	(19,674)	(90,064)	548
Depreciation, depletion and amortization	77,089	94,958	133,711	47,155
Impairment of assets held for sale and long- lived assets	208,376	15,697	—	—
Deferred income taxes	127,873	29,701	378,512	(166)
Total (gains) losses on derivatives, net	(4,001)	25,243	(13,533)	(92,691)
Cash settlements on derivatives	8,447	(38,739)	26,793	(11,572)
Share-based compensation expenses	8,180	16,605	41,285	50,255
Amortization and write-off of deferred financing fees	3,172	1,909	3,711	1,338
(Gains) losses on sale of assets and other, net	(14,319)	(204,534)	(656,198)	1,069
Reorganization items, net	(14,316)	—	—	(2,456,074)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	50,190	26,956	41,094	(7,216)
(Increase) decrease in other assets	(6,604)	64,033	(265)	528
Increase (decrease) in accounts payable and accrued expenses	(27,741)	(46,792)	(92,664)	20,949
Increase (decrease) in other liabilities	(4,335)	(12,564)	7,253	2,801
Net cash provided by (used in) operating activities – continuing operations	114,441	(6,594)	214,830	143,933
Net cash provided by operating activities – discontinued operations	—	—	16,191	8,781
Net cash provided by (used in) operating activities	114,441	(6,594)	231,021	152,714
Cash flow from investing activities:
Acquisition of property, plant and equipment	(3,380)	—	—	—
Development of oil and natural gas properties	(72,852)	(64,756)	(171,721)	(50,597)
Purchases of other property and equipment	(105,364)	(142,373)	(88,595)	(7,409)
Proceeds from sale of properties and equipment and other	446,932	368,291	1,172,025	(166)
Net cash provided by (used in) investing activities – continuing operations	265,336	161,162	911,709	(58,172)
Net cash provided by (used in) investing activities – discontinued operations	—	7,000	345,643	(584)
Net cash provided by (used in) investing activities	265,336	168,162	1,257,352	(58,756)

RIVIERA RESOURCES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - Continued

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Cash flow from financing activities:
Net transfers (to) from parent	—	(481,449)	(202,533)	636,000
Repurchases of shares	(148,588)	(153,314)	—	—
Proceeds from borrowings	154,525	44,500	190,000	—
Repayments of debt	(34,433)	(20,000)	(1,090,000)	(1,038,986)
Debt issuance costs paid	(3,272)	(2,892)	(7,729)	(151)
Payment to holders of claims under the Predecessor’s second lien notes	—	—	—	(30,000)
Distributions to shareholders	(248,617)	—	—	—
Distributions to unitholders	—	(18,717)	(1,211)	—
Other	—	(841)	—	(4,593)
Net cash used in financing activities	(280,385)	(632,713)	(1,111,473)	(437,730)
Net increase (decrease) in cash, cash equivalents and restricted cash	99,392	(471,145)	376,900	(343,772)
Cash, cash equivalents and restricted cash:
Beginning	49,777	520,922	144,022	487,794
Ending	$149,169	$49,777	$520,922	$144,022

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

Historically, a subsidiary of the Company also owned a 50% equity interest in Roan.  The Company’s equity earnings (losses), consisting of its share of Roan’s earnings or losses, are included in the consolidated and combined financial statements through the Reorganization Date.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  As such, the Company has classified the investment and equity earnings (losses) in Roan as discontinued operations on its consolidated and combined financial statements.  See Note 4 for additional information.

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

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Nature of Business

At December 31, 2019, the Company’s upstream reporting segment properties were located in three operating regions in the United States (“U.S.”): East Texas, the Mid-Continent and North Louisiana.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility and a network of gathering pipelines and compressors and produced water services located in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.  In the first quarter of 2020, the Company completed the sale of its interests in non-operated properties located in the Drunkards Wash field in the Uinta Basin, the Overton field in East Texas and the Personville field in East Texas.  These properties are included in “assets held for sale” on the consolidated balance sheet as of December 31, 2019.  During 2019, the Company divested all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions.  During 2018, the Company divested all of its properties located in the Permian Basin operating region.  During 2017, the Company divested all of its properties located in the California and South Texas operating regions.  The Company has classified the results of operations and cash flows of its California properties as discontinued operations on its consolidated and combined financial statements.  See Note 4 for additional information.

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

Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.  At December 31, 2019, the Company had no investments accounted for under the equity method.  See Note 4.

Allocations

Cash and cash equivalents held by the Parent were not allocated to Riviera unless they were held in a legal entity that transferred to Riviera.  All intracompany transactions between the Parent and Riviera are considered to be effectively settled in the consolidated and combined financial statements at the time the transaction is recorded.  The total net effect of the settlement of these intracompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity and in the consolidated balance sheets as net parent company investment.  Net parent company investment is primarily impacted by contributions from the Parent which are the result of treasury activities and net funding provided by or distributed to the Parent.

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

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet.  The Company adopted this ASU effective January 1, 2019, using the modified retrospective effective date method and applied practical expedients which, among other things, allowed the Company to carryforward its historical lease classification, for the nonrecognition of short-term leases and for the combination of lease and non-lease components, by asset class.  The adoption of this ASU resulted in an increase in both assets and liabilities of approximately $1 million as of January 1, 2019, related to the Company’s leasing activities with no material impact to the Company’s results of operations.  The Company’s leases primarily include buildings, office equipment, and field equipment.  The Company elected to combine lease and non-lease components for leases of office equipment and field equipment.

New Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued an ASU that is intended to change the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments.  Adoption of this standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those years.  Modified retrospective application of this standard is required upon adoption.  The Company does not expect that adoption will have a material impact on its results of operations or financial position.

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

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Accounts Receivable – Trade, Net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and national economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is remote.  The balance in the Company’s allowance for doubtful accounts related to trade accounts receivable was approximately $1 million and $397,000 at December 31, 2019, and December 31, 2018, respectively.

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

Proved Properties

The Company accounts for oil and natural gas properties in accordance with the successful efforts method.  In accordance with this method, all leasehold and development costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved reserves and proved developed reserves, respectively.  Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized currently.  Gains or losses from the disposal of other properties are recognized currently.  Expenditures for maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred.  Estimated dismantlement and abandonment costs are capitalized, net of salvage, at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.  The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and natural gas wells.  Interest is capitalized only during the periods in which these assets are brought to their intended use.  Capitalized interest costs were not material for the year ended December 31, 2019, or the ten months ended December 31, 2017.  The Company did not capitalize any interest costs during the year ended December 31, 2018, or the two months ended February 28, 2017.

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

Based on the analysis described above, for the years ended December 31, 2019, and December 31, 2018, the Company recorded noncash impairment charges of approximately $208 million and $16 million, respectively, associated with proved oil and natural gas properties.  In 2019, approximately $207 million relates to assets sold or assets held for sale at December 31, 2019.  The impairment charges recorded in 2019 and 2018 were primarily due to a decline in commodity prices and higher operating costs. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement.  The impairment charges are included in

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

“impairment of assets held for sale and long-lived assets” on the consolidated and combined statements of operations.  The Company recorded no impairment charges associated with proved properties during the ten months ended December 31, 2017, or the two months ended February 28, 2017.

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

The Company recorded no impairment charges associated with unproved properties for the years ended December 31, 2019, December 31, 2018, the ten months ended December 31, 2017, or the two months ended February 28, 2017.

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

Other Property and Equipment

Other property and equipment includes natural gas gathering systems, pipelines, furniture and office equipment, buildings, vehicles, information technology equipment, software and other fixed assets.  These assets are recorded at cost and are depreciated using the straight-line method based on expected lives ranging from one to 10 years for vehicles, equipment and other fixed assets, 20 to 39 years for buildings and 20 to 30 years for plants and pipelines.

Derivative Instruments

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

A fixed price swap contract specifies a fixed price that the Company will receive from the counterparty as compared to floating market prices, and on the settlement date the Company will receive or pay the difference between the swap price and the market price.  Collar contracts specify floor and ceiling prices to be received as compared to floating market prices.  A basis swap specifies a fixed basis differential to the NYMEX Henry Hub natural gas price.  A margin spread specifies a fixed basis spread between specified market hubs.  A put option requires the Company to pay the counterparty a premium equal to the fair value of the option at the purchase date and receive from the counterparty the excess, if any, of the fixed price floor over the market price at the settlement date.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

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

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Deferred Financing Fees

The Company has incurred legal and bank fees related to the issuance of debt.  At December 31, 2019, and December 31, 2018, net deferred financing fees of approximately $3 million and $5 million, respectively, were included in “other noncurrent assets” on the consolidated balance sheets.  These debt issuance costs are amortized over the life of the debt agreement.  Upon early retirement or amendment to the debt agreement, certain fees are written off to expense.

For the years ended December 31, 2019, December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017, amortization expense of approximately $3 million, $2 million, $1 million and $1 million, respectively, is included in “interest expense, net of amounts capitalized” on the consolidated and combined statements of operations.  For the year ended December 31, 2019, and the ten months ended December 31, 2017, approximately $700,000 and $3 million, respectively, was written off to expense and included in “other, net” on the consolidated and combined statements of operations related to amendments of the credit facilities.  No fees were written off to expense for the year ended December 31, 2018, or the two months ended February 28, 2017.

Fair Value of Financial Instruments

The carrying values of the Company’s receivables, payables and credit facilities are estimated to be substantially the same as their fair values at December 31, 2019, and December 31, 2018.  As noted above, the Company carries its derivative financial instruments at fair value.  See Note 8 for details about the fair value of the Company’s derivative financial instruments.

Income Taxes

For periods prior to the Spin-off, income tax expense and deferred tax balances were calculated on a separate tax return basis although Riviera’s operations have historically been included in the tax returns filed by the Parent, of which Riviera’s business was a part.  Beginning August 8, 2018, as a stand-alone entity, Riviera files tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those in the historical periods.  Upon completion of the Spin-off, on August 8, 2018, the Company recorded a deferred tax asset, the calculation of which, relied on estimates and assumptions related to the value of the company and its oil and natural gas reserves.

During the third quarter of 2019, and for the first time since Riviera’s inception, the Company’s earnings show a cumulative loss which is primarily due to losses generated during 2019.  Based on the cumulative loss and projections of future taxable income for the periods in which our deferred tax assets are deductible, during the third quarter of 2019, the Company recorded a full valuation allowance to reduce its federal and state net deferred tax assets to an amount that is more likely than not to be realized.

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

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Note 2 – Emergence From Voluntary Reorganization Under Chapter 11 and Fresh Start Accounting

On May 11, 2016, (the “Petition Date”), Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) and Berry Petroleum Company, LLC (“Berry”) (collectively with the LINN Debtors, the “Debtors”) filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.

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

On January 27, 2017, the Bankruptcy Court entered an order approving and confirming the Plans (the “Confirmation Order”).  On February 28, 2017, (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the respective Plans, the Plans became effective in accordance with their respective terms and LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

The consolidated and combined financial statements include an allocation of Linn Energy, LLC’s third-party debt that was outstanding prior to its emergence from bankruptcy on February 28, 2017.  As a result of this allocation, the Company’s consolidated and combined statements of operations include interest expense, amortization of deferred financing fees and gains on debt extinguishment related to such debt.  On the Effective Date of the Plan (as defined below), all outstanding obligations under Linn Energy, LLC’s credit facility, second lien notes and senior notes were canceled pursuant to the terms of the Plan.  Subsequent to LINN Energy’s emergence from bankruptcy, Linn Energy Holdco II LLC, (“Holdco II”) a newly formed wholly owned subsidiary of the Parent, was the borrower of all third-party debt.  Such debt and related interest expense are also included in the consolidated financial statements.

Reorganization Items, Net

For the year ended December 31, 2019, the Company recognized a gain of approximately $14 million related to settlement of liabilities subject to compromise associated with the Chapter 11 proceeding.  The Company incurred reorganization costs of approximately $957,000, $5 million and $9 million for the years ended December 31, 2019, December 31, 2018, and the ten months ended December 31, 2017, respectively, and recognized significant gains associated with the reorganization of the Company in connection with the Chapter 11 proceedings in the two months ended February 28, 2017.  Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Gain on settlement of liabilities subject to compromise	$14,316	$—	$—	$3,914,964
Recognition of an additional claim for the Predecessor’s second lien notes settlement	—	—	—	(1,000,000)
Fresh start valuation adjustments	—	—	—	(591,525)
Income tax benefit related to implementation of the Plan	—	—	—	264,889
Legal and other professional fees	(957)	(5,055)	(8,584)	(46,961)
Terminated contracts	—	—	—	(6,915)
Other	—	(104)	51	(13,315)
Reorganization items, net	$13,359	$(5,159)	$(8,533)	$2,521,137

Note 3 – Revenues

In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers (“ASC 606”).  The Company adopted this ASU on January 1, 2018, using the modified retrospective transition method.  Accordingly, the comparative information for the year ended December 31, 2017, has not been adjusted and continues to be reported under the previous revenue standard.  The adoption of this ASU impacted the Company’s gross revenues and expenses as reported on its consolidated statements of operations (see below), and resulted in increased disclosures regarding the Company’s disaggregation of revenue.

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

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

The items discussed above impacted the Company’s reported “oil, natural gas and natural gas liquids sales,” “marketing revenues,” “other revenues,” “transportation expenses,” “marketing expenses” and “interest expense, net of amounts capitalized.”  The impact of adoption on the Company’s current period results is as follows:

	Year Ended December 31, 2018
	Under ASC 606	Under Prior Rule	Increase/ (Decrease)
	(in thousands)
Revenues:
Natural gas sales	$250,831	$251,810	$(979)
Oil sales	74,696	74,696	—
NGL sales	94,575	93,728	847
Total oil, natural gas and NGL sales	420,102	420,234	(132)
Marketing revenues	245,081	270,101	(25,020)
Other revenues	23,880	22,669	1,211
	689,063	713,004	(23,941)
Expenses:
Transportation expenses	83,562	83,694	(132)
Marketing expenses	220,971	245,991	(25,020)
Interest expense, net of amounts capitalized	2,417	2,088	329
Net income	$40,607	$39,725	$882

Disaggregation of Revenue

The following tables present the Company’s disaggregated revenues by source and geographic area:

	Year Ended December 31, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$57,752	$1,394	$27,115	$86,261	$49,639	$19,126	$155,026
Mid-Continent	15,320	24,937	6,486	46,743	7	112	46,862
East Texas	35,906	3,335	2,325	41,566	3,464	8	45,038
Michigan/Illinois	13,551	1,869	47	15,467	—	85	15,552
North Louisiana	24,981	2,690	1,044	28,715	1,464	23	30,202
Uinta Basin	16,268	86	5	16,359	—	1	16,360
Permian Basin	—	942	—	942	—	—	942
Blue Mountain	—	—	—	—	159,706	—	159,706
Total	$163,778	$35,253	$37,022	$236,053	$214,280	$19,355	$469,688

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$86,995	$3,352	$70,619	$160,966	$100,331	$23,655	$284,952
Mid-Continent	36,336	26,765	14,046	77,147	—	58	77,205
East Texas	54,278	4,302	3,991	62,571	1,621	15	64,207
Michigan/Illinois	30,472	3,112	42	33,626	—	113	33,739
North Louisiana	25,253	4,997	985	31,235	1,111	6	32,352
Uinta Basin	15,171	11,480	2,702	29,353	—	—	29,353
Permian Basin	2,326	20,688	2,190	25,204	—	33	25,237
Blue Mountain	—	—	—	—	142,018	—	142,018
Total	$250,831	$74,696	$94,575	$420,102	$245,081	$23,880	$689,063

Contract Balances

Under the Company’s product sales contracts, its customers are invoiced once the Company’s performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.

The Company had trade accounts receivable related to revenue from contracts with customers of approximately $43 million and $107 million as of December 31, 2019, and December 31, 2018, respectively.

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

Note 4 – Divestitures and Discontinued Operations

Divestitures – 2019

On November 22, 2019, the Company completed the sale of its interest in the remaining properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $286 million.  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $100 million to reduce the carrying value of these assets to fair value.  In connection with the Hugoton Basin Assets Sale, the buyer also acquired the Company’s interests in Mayzure, LLC (“Mayzure”), a wholly owned subsidiary of the Company, which was the counterparty to the volumetric production payment agreements based on helium produced from certain oil and natural gas properties in the Hugoton Basin.

The Company recognized a pre-tax loss of approximately $88 million, pre-tax income of approximately $50 million, pre-tax income of $50 million and pre-tax income of approximately $12 million for the years ended December 31, 2019,

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from the Hugoton Basin.

On September 5, 2019, the Company completed the sale of its interest in properties located in Illinois.  Cash proceeds from the sale of these properties were approximately $4 million and the Company recorded a net gain of approximately $4 million.

On August 30, 2019, the Company completed the sale of its interest in non-core assets located in North Louisiana.  Cash proceeds from the sale were approximately $2 million and the Company recorded a net gain of approximately $376,000.

On July 3, 2019, the Company completed the sale of its interest in properties located in Michigan (the “Michigan Assets Sale”).  Cash proceeds from the sale of these properties were approximately $39 million.  The Company recorded a noncash impairment charge to reduce the carrying value of these assets to fair value of approximately $18 million for the year ended December 31, 2019.

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds received from the sale of these properties were approximately $29 million and the Company recognized a net loss of approximately $10 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma (the “Arkoma Assets Sale”).  Cash proceeds received from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recognized a net gain of approximately $28 million.

The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  The gains and losses on these divestitures are included in “(gains) losses on sale of assets and other, net” on the consolidated and combined statements of operations and were included in the upstream reporting segment.

Blue Mountain Midstream entered into an agreement with a potential customer to construct a gathering system, as well as gather and process gas.  During the third quarter of 2019, a decision was made not to proceed with the gas gathering and processing contract, and as a result, the customer reimbursed Blue Mountain Midstream for capital deployed and operating expenses incurred, in addition to paying a success fee for constructing the assets.  During the year ended December 31, 2019, Blue Mountain Midstream received a capital reimbursement of approximately $20 million.  Blue Mountain Midstream also received approximately $4 million for the success fee and the expense reimbursement, which is included in “(gains) losses on sale of assets and other, net” on the consolidated and combined statement of operations.

Divestitures – Subsequent Events

On January 15, 2020, the Company completed the sale of its interests in non-operated properties located in the Drunkards Wash field in the Uinta Basin (the “Drunkards Wash Asset Sale”).  Cash proceeds from the sale of these properties were approximately $4 million (including a deposit of approximately $450,000 received in 2019).

On January 31, 2020, the Company completed the sale of its interest in properties located in the Overton field in East Texas (the “Overton Assets Sale”).  Cash proceeds from the sale of these properties were approximately $17 million (including a deposit of approximately $2 million received in 2019).  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $13 million to reduce the carrying value of these assets to fair value.

On February 14, 2020, the Company completed the sale of its interest in properties located in the Personville field in East Texas (the “Personville Assets Sale”).  Cash proceeds from the sale of these properties were approximately $29 million (including a deposit of approximately $3 million received in 2019).  During the year ended December 31, 2019, the Company recorded a noncash impairment charge of approximately $72 million to reduce the carrying value of these assets to fair value.

On November 20, 2019, the Company signed an agreement to sell its building located in Oklahoma City, Oklahoma for an amended contract price of $21 million.  The sale is expected to close in the first quarter of 2020.  During the year ended

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

December 31, 2019, the Company recorded a noncash impairment charge of approximately $5 million to reduce the carrying value of this asset to fair value.

The assets and liabilities associated with the sale of the Oklahoma office building, the Drunkards Wash Asset Sale, the Overton Assets Sale and the Personville Assets Sale are classified as held for sale on the consolidated balance sheet at December 31, 2019.  The assets and liabilities associated with the Arkoma Assets Sale are classified as held for sale on the consolidated balance sheet at December 31, 2018.

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the consolidated balance sheets:

	December 31,
	2019	2018
	(in thousands)
Assets:
Oil and natural gas properties	$17,732	$38,083
Other property and equipment	85,798	152
Other	1,243	161
Total assets held for sale	$104,773	$38,396
Liabilities:
Asset retirement obligations	$33,542	$2,700
Other	1,635	1,025
Total liabilities held for sale	$35,177	$3,725

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

The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  The gains on these divestitures are included in “(gains) losses on sale of assets and other, net” on the consolidated and combined statements of operations and were included in the upstream reporting segment.

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

The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  The gains on these divestitures are included in “gains (losses) on sale of assets and other, net” on the consolidated and combined statements of operations.

Discontinued Operations

As discussed in Note 1, historically, a subsidiary of the Company owned the equity interest in Roan.  However, on the Reorganization Date, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.  On August 31, 2017, the Parent, through certain of its then subsidiaries, completed the transaction in which the Company and Citizen Energy II, LLC (“Citizen II”) each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan (such contribution, the “Roan Contribution”), which was focused on the accelerated development of the Merge/SCOOP/STACK play.  In exchange for their respective contributions, a subsidiary of the Company and Citizen II each received a 50% equity interest in Roan.

The Company used the equity method of accounting for its investment in Roan.  The Company’s equity earnings (losses) consisted of its share of Roan’s earnings or losses and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets and were classified as discontinued operations on the consolidated and combined statements of operations.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

The following are summarized statements of operations information for Roan.

	January 1, 2018 through July 25, 2018	Four Months Ended December 31, 2017
	(in thousands)

Revenues and other	$176,341	$75,461
Expenses	150,096	61,790
Other income and (expenses)	(4,260)	(1,180)
Net income	$21,985	$12,491

For the period from January 1, 2018 through July 25, 2018, the Company recorded equity losses from its historical 50% interest in Roan of approximately $16 million (net of income tax expense of approximately $6 million).  For the four months ended December 31, 2017, the Company’s equity earnings from its historical 50% interest in Roan was approximately $7 million (net of income tax expense of approximately $4 million).  The equity earnings and losses are included in “income (loss) from discontinued operations, net of income taxes” on the consolidated and combined statements of operations.

On July 31, 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin in California to Berry Petroleum Company, LLC (the “San Joaquin Basin Sale”).  Cash proceeds received from the sale of these properties were approximately $253 million, net of costs to sell of approximately $4 million, and the Company recognized a net gain of approximately $120 million.  The gain is included in “income (loss) from discontinued operations, net of income taxes” on the consolidated and combined statements of operations.

On July 21, 2017, the Company completed the sale of its interest in properties located in Los Angeles Basin in California to Bridge Energy LLC (the “Los Angeles Basin Sale”).  Cash proceeds received from the sale of these properties were approximately $93 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $2 million.  In addition, in 2019 and 2018, the Company received additional contingent payments of approximately $5 million and $7 million, respectively, related to the satisfaction of certain operational requirements resulting in net gains of approximately $4 million and $5 million, respectively.  The gains are included in “income (loss) from discontinued operations, net of income taxes” on the consolidated and combined statements of operations.

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

The following table presents summarized financial results of the Company’s California properties classified as discontinued operations on the consolidated and combined statements of operations:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Revenues and other	$34,096	$14,891
Expenses	19,479	13,758
Other income and (expenses)	(3,541)	(1,681)
Income (loss) from discontinued operations before income taxes	11,076	(548)
Income tax expense	4,165	—
Income (loss) from discontinued operations, net of income taxes	$6,911	$(548)

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

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

Note 5 – Other Property and Equipment

Other property and equipment consists of the following:

	December 31,
	2019	2018
	(in thousands)

Natural gas plant and pipeline	$346,861	$523,253
Furniture and office equipment	34,797	40,277
Buildings and leasehold improvements	2,230	24,974
Vehicles	2,672	9,011
Land	2,101	6,258
Drilling and other equipment	190	2,471
	388,851	606,244
Less accumulated depreciation	(50,381)	(62,368)
	$338,470	$543,876

Note 6 – Debt

Fair Value

The Company’s debt is recorded at the carrying amount on the consolidated balance sheets.  The carrying amounts of the Credit Facilities approximate fair value because the interest rates are variable and reflective of market rates.

Riviera Credit Facility

On August 4, 2017, the Parent entered into a credit agreement with Holdco II, as borrower, Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million.  In January 2019, in connection with the closing of the Arkoma Assets Sale, the borrowing base was reduced to $385 million.  In March 2019, the Company entered into an amendment to the Riviera Credit Facility to, among other things, allow for the issuance of the Mayzure Notes.  The amendment did not result in a change to the borrowing base or maximum commitment.  In connection with the April 2019 semi-annual redetermination and the closing of the Hugoton non-operated properties in May 2019, the borrowing base was reduced from $385 million to $245 million.  In July 2019 in connection with the closing of the Michigan Asset Sale, the borrowing base was reduced from $245 million to $230 million.  On September 27, 2019, the Company entered into an amendment to the Riviera Credit Facility to, among other things, extend its maturity date to August 4, 2021.  The amendment resulted in a borrowing commitment reduction from $230 million to $90 million, primarily due to asset sales, with the next scheduled borrowing base redetermination to occur on April 1, 2020.

During the year ended December 31, 2019, the Company recorded a finance fee expense of approximately $700,000 related to writing off a portion of the unamortized deferred financing fees due to the reduction of the Riviera Credit Facility borrowing base in September 2019.

As of December 31, 2019, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $89 million of available borrowing capacity (which includes a reduction of approximately $701,000 for outstanding letters of credit).  The maturity date is August 4, 2021.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Redetermination of the borrowing base under the Riviera Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October.

At the Company’s election, interest on borrowings under the Riviera Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% per annum or the alternate base rate (“ABR”) plus an applicable margin ranging from 1.00% to 2.00% per annum, depending on utilization of the borrowing base.  Interest is generally payable in arrears quarterly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR, or if such interest period is longer than three months, at the end of the three-month intervals during such interest period.  The Company is required to pay a commitment fee to the lenders under the Riviera Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.

The obligations under the Riviera Credit Facility are secured by mortgages covering approximately 85% of the total value of the proved reserves of the oil and natural gas properties of the Company and certain of its subsidiaries, along with liens on substantially all personal property of the Company and certain of its subsidiaries excluding Blue Mountain Midstream, and are guaranteed by the Company and certain of its subsidiaries, subject to customary exceptions.  Under the Riviera Credit Facility, the Company is required to maintain (i) a maximum total net debt to last twelve months EBITDA ratio of 4.0 to 1.0, and (ii) a minimum adjusted current ratio of 1.0 to 1.0.

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

Blue Mountain Credit Facility

On August 10, 2018, Blue Mountain Midstream entered into a credit agreement with Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured revolving loan facility (the “Blue Mountain Credit Facility”), providing for an initial borrowing commitment of $200 million.  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities”).

Before Blue Mountain Midstream completed certain operational milestones (such completion of the operational milestones, the “Covenant Changeover Date”), a condition to any borrowing was that Blue Mountain Midstream’s consolidated total indebtedness to capitalization ratio (the “Debt/Cap Ratio”) be not greater than 0.35 to 1.00 upon giving effect to such borrowing.  As such, prior to the Covenant Changeover Date, the available borrowing capacity under the Blue Mountain Credit Facility was less than the aggregate amount of the lenders’ commitments at such time.  The Covenant Changeover Date occurred February 8, 2019, which increased the current borrowing availability to $200 million.  Blue Mountain Midstream no longer has to comply with the Debt/Cap Ratio as a condition to drawing and may borrow up to the total amount of the lenders’ aggregate commitments.  The Blue Mountain Credit Facility also provides for the ability to increase the aggregate commitments of the lenders to up to $400 million, subject to obtaining commitments for any such increase, which may result in an increase in Blue Mountain Midstream’s available borrowing capacity.  As of December 31, 2019, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $70 million and there was approximately $117 million of available borrowing capacity (which includes a $13 million reduction for outstanding letters of credit).  The Blue Mountain Credit Facility matures on August 10, 2023.  As of January 31, 2020, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $73 million and there was approximately $115 million of available capacity (which includes a $12 million reduction for outstanding letters of credit).

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

At Blue Mountain Midstream’s election, interest on borrowings under the Blue Mountain Credit Facility is determined by reference to either the LIBOR plus an applicable margin ranging from 2.00% to 3.00% per annum or the ABR plus an applicable margin ranging from 1.00% to 2.00% per annum, both depending on Blue Mountain Midstream’s consolidated total leverage ratio.  Interest is generally payable in arrears on the last day of March, June, September and December for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR, or if such interest period is longer than three months, at the end of three-month intervals during such interest period.

Blue Mountain Midstream is required under the Blue Mountain Credit Facility to pay a commitment fee to the lenders, which accrues at a rate per annum of 0.375% or 0.50% (depending on Blue Mountain Midstream’s consolidated total leverage ratio) on the average daily unused amount of the available revolving loan commitments of the lenders.

The Blue Mountain Credit Facility is secured by a first priority lien on substantially all the assets of Blue Mountain Midstream.  Under the Blue Mountain Credit Facility, Blue Mountain Midstream is required to maintain (i) a ratio of consolidated EBITDA to consolidated interest expense no less than 2.50 to 1.00, (ii) a ratio of consolidated net debt to consolidated EBITDA (the “consolidated total leverage ratio”) no greater than 4.50 to 1.00 or 5.00 to 1.00, as applicable, and (iii) in case certain other kinds of indebtedness are outstanding, a ratio of consolidated net debt secured by a lien on property of Blue Mountain Midstream to consolidated EBITDA no greater than 3.00 to 1.00.

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

Note 7 – Derivatives

Commodity Derivatives

The following table presents derivative positions for the periods indicated as of December 31, 2019:

2020
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	10,980
Average price ($/MMBtu)	$2.82
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	201
Average price ($/Bbl)	$63.85
Natural gas basis differential positions: (1)
PEPL basis swaps:
Hedged volume (MMMBtu)	7,320
Hedge differential	$(0.45)
(1)	Settled or to be settled, as applicable, on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

During the year ended December 31, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and oil fixed price swaps and natural gas basis swaps for 2020.  In July 2019, in connection with the closing of the Michigan Assets Sale, the Company canceled its MichCon natural gas basis

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

swaps for 2019 and 2020.  During the year ended December 31, 2018, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for March 2018 through December 2020, oil fixed price swaps for October 2018 through December 2020, natural gas fixed price swaps for 2019 and 2020, natural gas collars for 2019.  In addition, the Company entered into NGL fixed price swaps for 2019 to hedge purchase costs and margins of its Blue Mountain Midstream Business.  In April 2018, in connection with the closing of the Altamont Bluebell Assets Sale, the Company canceled its oil collars for 2018 and 2019.  The Company paid net cash settlements of approximately $20 million for the cancellations.

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

Balance Sheet Presentation

The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the consolidated balance sheets.  See Note 8 for fair value disclosures about oil and natural gas commodity derivatives.  The following table summarizes the fair value of derivatives outstanding on a gross basis:

	December
	2019	2018
	(in thousands)
Assets:
Commodity derivatives	$7,439	$21,851
Liabilities:
Commodity derivatives	$1,243	$11,209

By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  A majority of the Company’s counterparties are participants in its Credit Facilities.  The Credit Facilities are secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property.  The Company is not required to post any collateral.  The Company does not receive collateral from its counterparties.

The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $7 million at December 31, 2019.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Gains and Losses on Derivatives

A summary of gains and losses on derivatives included on the consolidated and combined statements of operations is presented below:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Gains (losses) on commodity derivatives	$10,091	$(23,404)	$13,533	$92,691
Marketing expenses	(6,090)	(1,839)	—	—
Total gains (losses) on commodity derivatives	$4,001	$(25,243)	$13,533	$92,691

The Company received net cash settlements of approximately $8 million for the year ended December 31, 2019, and paid approximately $39 million for the year ended December 31, 2018.  The Company received net cash settlements of approximately $27 million for the ten months ended December 31, 2017, and paid net cash settlements of approximately $12 million for the two months ended February 28, 2017.

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

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

measurement in its entirety.  The Company conducts a review of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
	Level 2	Netting (1)	Total
		(in thousands)
Assets:
Commodity derivatives	$7,439	$(156)	$7,283
Liabilities:
Commodity derivatives	$1,243	$(156)	$1,087
(1)	Represents counterparty netting under agreements governing such derivatives.
	December 31, 2018
	Level 2	Netting (1)	Total
		(in thousands)
Assets:
Commodity derivatives	$21,851	$(6,490)	$15,361
Liabilities:
Commodity derivatives	$11,209	$(6,490)	$4,719
(1)	Represents counterparty netting under agreements governing such derivatives.

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

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

The following table presents a reconciliation of the Company’s asset retirement obligations:

	Year Ended December 31,
	2019	2018
	(in thousands)

Asset retirement obligations at beginning of period	$105,259	$164,553
Liabilities added from drilling	624	356
Liabilities associated with assets divested	(56,362)	(62,388)
Liabilities associated with assets held for sale	(33,542)	(2,700)
Current year accretion expense	5,521	7,235
Settlements	(1,525)	(2,824)
Revision of estimates	1,522	1,027
Asset retirement obligations at end of period	$21,497	$105,259

Note 10 – Commitments and Contingencies

On May 11, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered an order approving and confirming the plan (the “Plan”) of reorganization of the Debtors.  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order.

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

Except for in connection with its Chapter 11 proceedings, the Company made no significant payments to settle any legal, environmental or tax proceedings during the years ended December 31, 2019, December 31, 2018, or December 31, 2017.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Note 11 – Operating Leases

Lessee

The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2021.  The Company recognized expense under operating leases of approximately $3 million, $10 million, $6 million and $1 million for the years ended December 31, 2019, December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

As of December 31, 2019, future minimum lease payments were as follows (in thousands):

2020	$3,557
2021	1,751
2022	917
2023	—
2024	—
Thereafter	—
$6,225

Lessor

At December 31, 2019, the Company leased a building located in Oklahoma to Roan and to a third party under lease agreements that had expiration dates in 2023 and 2024.  On November 20, 2019, the Company signed an agreement to sell the building (see Note 4).  The sale of the building is expected to close in the first quarter of 2020 and the leases will be terminated effective with the close of the sale.  The Company has no other lease agreements for which it is the lessor.  We determine if an arrangement is a lease at inception.  None of our leases allow the lessee to purchase the leased asset.

Lease income for the years ended December 31, 2019, December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017, totaled approximately $2 million, $200,000, $200,000 and $40,000, respectively, not including amounts of variable lease payments that is excluded from the table below as the amounts cannot be reasonably estimated for future periods.

As of December 31, 2019, future minimum lease revenues were as follows (in thousands):

2020	$1,998
2021	1,998
2022	1,998
2023	517
2024	129
Thereafter	—
$6,640

Note 12 – Equity (Deficit)

For periods prior to the Spin-off, the Company’s equity consisted of net parent company investment.  “Net transfers to parent” on the consolidated and combined statements of equity is primarily related to cash distributed to the Parent, and for 2018, also includes the distribution of the investment in Roan of approximately $473 million on the Reorganization Date (see Note 1).  During the Successor period, cash distributions to the Parent were used primarily for the purposes of repurchasing shares of the Parent’s Class A common stock.  Upon completion of the Spin-off, net parent company investment was reclassified to “common stock” and “additional paid-in capital” on the consolidated balance sheet and consolidated and combined statement of equity.

Shares Issued and Outstanding

On August 7, 2018, upon completion of the Spin-off, there were 76,190,908 shares of Riviera’s common stock, par value $0.01 per share issued and outstanding.  As of December 31, 2019, and December 31, 2018, there were 58,168,756 shares and 69,197,284 shares, respectively, of common stock issued and outstanding.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Share Repurchase Program

On July 18, 2019, the Company’s Board of Directors increased the share repurchase authorization to $150 million of the Company’s outstanding shares of common stock.  During the year ended December 31, 2019, the Company repurchased an aggregate of 8,475,514 shares of common stock at an average price of $12.72 per share for a total cost of approximately $108 million.  Included in this number are private purchases of 2,380,425 shares of common stock purchased at a discount to market, at an average price of $10.91 for a total cost of approximately $26 million.  For the period from January 1, 2020 through February 21, 2020, the Company repurchased 171,107 shares of common stock at an average price of $7.84 for a total cost of approximately $1 million.  At February 21, 2020, approximately $23 million was available for share repurchases under the program.  Any share repurchases are subject to restrictions in the Riviera Credit Facility.

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

Dividends

Although the Company paid a one-time cash distribution on December 12, 2019, the Company is not currently paying a regular cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.

Cash Distributions

On November 21, 2019, the Board of Directors of the Company declared a cash distribution of $4.25 per share.  A cash distribution totaling approximately $249 million was paid on December 12, 2019, to shareholders of record as of the close of business on December 5, 2019.  In addition, approximately $11 million for potential future distributions was recorded in restricted cash at December 31, 2019.  In December 2019, distributions payable of approximately $2 million related to outstanding share-based compensation awards was also recorded.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the consolidated balance sheet at December 31, 2019.

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

As of December 31, 2019, 2,337,669 shares were issuable under the Riviera Omnibus Incentive Plan pursuant to outstanding Riviera RSUs, including (i) the Riviera Legacy RSUs, (ii) 293,973 restricted stock units of the Company granted to certain employees of the Company (the “Restricted Shares” and together with Riviera Legacy RSUs, the “Riviera RSUs”) and (iii) 1,847,950 restricted stock units of the Company granted as performance units to certain employees of the Company (the “Performance Shares”) that, in the case of the Performance Shares, vest, if at all, based on the achievement of certain performance conditions specified in the award agreements.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

The Committee (as defined in the Riviera Omnibus Incentive Plan) has broad authority under the Riviera Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.  As of December 31, 2019, up to 1,618,159 shares of common stock were available for issuance under the Riviera Omnibus Incentive Plan within the share reserve established under the Riviera Omnibus Incentive Plan, 214,086 of which the Committee has designated for issuance as Restricted Shares and 89,958 of which the Committee has designated for issuance as Performance Shares.  If any stock option or other stock-based award granted under the Riviera Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award shall again be available for the purpose of awards under the Riviera Omnibus Incentive Plan.  If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the Riviera Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Riviera Omnibus Incentive Plan.  Any award under the Riviera Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.

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

Blue Mountain Midstream Omnibus Incentive Plan

Blue Mountain Midstream is governed by its Second Amended and Restated Limited Liability Operating Agreement (as amended, the “BMM LLC Agreement”), which provides for two classes of membership units: Class A Units, of which 100% are held by Linn Holdco II (a wholly owned subsidiary of Riviera) and Class B Units.  Pursuant to the BMM LLC Agreement, Blue Mountain Midstream has the authority to issue an unlimited number of Class A Units and up to 58,750 Class B Units.  As of December 31, 2019, Blue Mountain Midstream has issued 701,350 Class A Units and no Class B Units.

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

As of December 31, 2019, under the BMM Incentive Plan, Blue Mountain Midstream had granted awards that could result in the issuance of 56,594 Class B Units or an equivalent value in cash, at the Board’s discretion.  The issued awards include 11,216 restricted security units (“BMM RSUs”) and 22,807 performance stock units (“BMM PSUs”) (45,614 at 200% of target).  The BMM RSUs can be paid, at the Board’s discretion, in cash or an equivalent number of Class B Units.  Payment for the BMM PSUs only occurs upon the achievement by Blue Mountain Midstream of a certain equity value (subject to certain adjustments) specified in the award agreements.  If such equity value is achieved, the recipient of the BMM PSU will receive a number of Class B Units (or an equivalent value in cash, at the Board’s discretion) equal to 50% to 200% of the target number of BMM PSUs held by such individual, as specified in the award agreements.

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

As a result of the Company’s history of cash settling awards, all unvested share-based compensation awards are liability classified.  At December 31, 2019, and December 31, 2018, the Company recognized liabilities of approximately $10 million and $4 million, respectively, related to outstanding share based compensation awards.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the consolidated balance sheets.  All cash settlements of liability classified awards are classified as operating activities on the consolidated and combined

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

statements of cash flows.  For the year ended December 31, 2019, the Company offered a partial cash conversion option to 118 grantees.  Incremental share-based compensation expense related to this modification was not material.  For the year ended December 31, 2018, the Company recorded incremental share-based compensation expense of approximately $28 million related to awards modified to liability classification in May 2018.

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
General and administrative expenses (1)	$10,618	$131,828	$41,285	$50,255
Marketing expenses	159	—	—	—
Total share-based compensation expenses	$10,777	$131,828	$41,285	$50,255
Income tax benefit	$—	$8,846	$9,861	$5,170
(1)	The year ended December 31, 2018, includes approximately $123 million recorded by the Parent prior to the Spin-off.

Riviera Restricted Stock Units

The following summarizes Riviera’s restricted stock units activity:

	Number of Nonvested Units	Weighted Average Grant-Date Fair Value Per Unit

Nonvested units at December 31, 2018	969,974	$15.42
Granted	4,813	$14.53
Vested	(436,158)	$15.45
Forfeited	(19,925)	$16.27
Modified	(28,985)	$15.41
Nonvested units at December 31, 2019	489,719	$15.35

The total fair value of Riviera RSUs that vested during the year ended December 31, 2019, and during the period from August 7, 2018 through December 31, 2018, was approximately $6 million and $570,000, respectively.  As of December 31, 2019, there was approximately $2 million of unrecognized compensation cost related to nonvested Riviera RSUs (inclusive of Restricted Shares).  The cost is expected to be recognized over a weighted average period of approximately one year.

During the year ended December 31, 2019, upon vesting of Riviera RSUs and at the election of participants, the Company repurchased 159,863 Riviera RSUs for a total cost of approximately $2 million.  In addition, 88,136 shares of common stock were issued to participants (net of statutory tax withholdings) upon vesting of Riviera RSUs.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Blue Mountain Midstream Restricted Security Units

The following summarizes Blue Mountain Midstream’s restricted stock unit activity:

	Number of Nonvested Units	Weighted Average Grant-Date Fair Value Per Unit

Nonvested units at December 31, 2018	—	—
Granted	11,399	$1,086.29
Vested	3,779	$1,086.29
Forfeited	183	$1,086.29
Nonvested units at December 31, 2019	7,437	$1,086.29

Blue Mountain Midstream issued BMM RSUs for the first time during the year ended December 31, 2019.  The total fair value of BMM RSUs that vested during the year ended December 31, 2019, was approximately $4 million.  As of December 31, 2019, there was approximately $3 million of unrecognized compensation cost related to nonvested BMM RSUs.  The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

Performance Shares

Riviera

In December 2018, the Company granted 1,899,156 (the maximum number of shares available to be earned) Performance Shares to certain members of management.  The vesting of these awards is determined based on the Company’s equity value (subject to adjustment for distributions to shareholders and certain other items) at a specified time.  During the year ended December 31, 2019, there were 51,206 Performance Shares forfeited.  As of December 31, 2019, there was approximately $44,000 of unrecognized compensation cost related to nonvested Performance Shares.  The cost is expected to be recognized over a weighted average period of approximately 1.5 years.  To date, no performance targets have been met.

The fair value of share-based compensation for Riviera Performance Shares was estimated on the balance sheet date using a Monte Carlo pricing model based on certain assumptions.  The Company’s determination of the fair value of share-based payment awards is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables.  For the years ended December 31, 2019, and December 31, 2018, expected volatility of 35% was used in the estimation of fair value of the Performance Share grants.  It was determined using available volatility data for the Company as well as an average of volatility computations of other identified peer companies in the oil and natural gas industry.  For the years ended December 31, 2019, and December 31, 2018, the risk-free rate of 1.58% and 2.46% was based on the U.S. constant maturity treasury rate at the time of valuation with maturity corresponding to the expected vesting date.  The dividend yield of zero percent was based on historical and projected Company data.

Blue Mountain Midstream

During the year ended December 31, 2019, Blue Mountain Midstream granted 22,807 BMM PSUs (45,614 at 200% of target) (the maximum number of awards available to be earned) with a fair value of approximately $144,000 as of December 31, 2019.  During the year ended December 31, 2019, 118 PSUs were forfeited.  As of December 31, 2019, there was no unrecognized cost related to nonvested BMM PSUs.  The vesting of these awards is determined based on Blue Mountain Midstream’s equity value (subject to certain adjustments) at a specified time.  To date, no performance targets have been met.  The cost is expected to be recognized over the life of the award.

The fair value of share-based compensation for BMM PSU grants was estimated on the balance sheet date using a Monte Carlo pricing model based on certain assumptions.  Expected volatility of 30% used in the estimation of fair value of the BMM PSU grants was determined using available volatility data for the Company as well as an average of volatility computations of other identified peer companies in the oil and natural gas industry.  The risk-free rate of 1.59% was based on the U.S. constant maturity treasury rate at the time of valuation with maturity corresponding to the expected vesting date.  The dividend yield of zero percent was based on historical and projected Company data.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan for eligible employees.  For the years 2019 and 2018, Company contributions to the 401(k) plan consisted of a discretionary matching contribution equal to 100% of the first 4% of eligible compensation contributed by the employee on a before-tax basis.  The Company contributed approximately $2 million, $3 million, $3 million and $812,000 during the years ended December 31, 2019, December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, to the 401(k) plan’s trustee account.  The 401(k) plan funds are held in a trustee account on behalf of the plan participants.

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed by adjusting the average number of shares outstanding for the dilutive effect, if any, of potential common shares.  The diluted earnings per share calculation excludes the Riviera Performance Shares for the years ended December 31, 2019, and December 31, 2018, because no performance targets have been met.  The diluted earnings per share calculation excludes approximately 208,000 restricted stock units that were anti-dilutive for the year ended December 31, 2019.  No restricted stock units were anti-dilutive for the year ended December 31, 2018.  Basic and diluted earnings per share and the average number of shares outstanding were retrospectively restated for the number of shares of Riviera common stock outstanding immediately following the Spin-off and the same number of shares was used to calculate basic and diluted earnings per share in 2017 and 2016 since there were no Riviera equity awards outstanding prior to the Spin-off.

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands, except per share amounts)
(Loss) income from continuing operations	$(297,570)	$20,933	$345,131	$2,587,557
Income (loss) from discontinued operations, net of income taxes	3,824	19,674	90,064	(548)
Net (loss) income	$(293,746)	$40,607	$435,195	$2,587,009
(Loss) income per share:
(Loss) income from continuing operations per share ‒ basic and diluted	$(4.71)	$0.28	$4.53	$33.96

Income (loss) from discontinued operations per share ‒ basic and diluted	$0.06	$0.26	$1.18	$(0.01)

Net (loss) income per share ‒ basic and diluted	$(4.65)	$0.54	$5.71	$33.95

Weighted average shares outstanding ‒ basic	63,118	74,935	76,191	76,191
Dilutive effect of unit equivalents	—	425	—	—
Weighted average shares outstanding ‒ diluted	63,118	75,360	76,191	76,191

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Note 15 – Income Taxes

For periods prior to the Spin-off, income tax expense and deferred tax balances were calculated on a separate tax return basis although Riviera’s operations have historically been included in the tax returns filed by the Parent, of which Riviera’s business was a part.  Beginning August 8, 2018, as a stand-alone entity, Riviera files tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those in the historical periods.  For federal income tax purposes, the Spin-off was treated as a sale of assets resulting in new deferred taxes being recorded.

Income tax expense (benefit) consisted of the following:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Current taxes:
Federal	$—	$3	$7,140	$—
State	(14)	(117)	2	—
Deferred taxes:
Federal	111,148	25,816	363,027	—
State	16,725	3,885	15,485	(166)
	$127,859	$29,587	$385,654	$(166)

The deferred tax effects of the Parent’s change to a C corporation are included in income from continuing operations for the two months ended February 28, 2017.  Amounts recognized as income taxes are included in “income tax expense (benefit),” as well as discontinued operations, on the consolidated and combined statements of operations.

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018

Federal statutory rate	21.0%	21.0%	35.0%	35.0%
Valuation allowance	(100.5)	—	—	—
Nondeductible compensation	(0.4)	40.6	0.8	—
Federal statutory rate change	—	—	13.8	—
State, net of federal tax benefit	4.8	3.2	2.6	—
Loss excluded from nontaxable entities	—	—	—	(35.0)
Share-based compensation	(0.1)	(8.0)	—	—
Other	(0.1)	1.8	0.6	—
Effective rate	(75.3)%	58.6%	52.8%	—%

On December 22, 2017, H.R. 1 (the “Tax Cuts and Jobs Act”) was signed into law.  The Company conducted an assessment of the impact of the Tax Cuts and Jobs Act and concluded that a noncash charge of approximately $101 million for the ten months ended December 31, 2017, against net deferred income taxes was necessary due to the decrease in the statutory federal income tax rate from 35% to 21%.  This charge is included in “income tax expense (benefit)” on the consolidated and combined statements of operations and resulted in a 13.8% increase in the Company’s effective tax rate for the ten months ended December 31, 2017.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$60,480	$2,503
Share-based compensation	1,674	642
Oil and natural gas properties	105,797	125,021
Other	2,600	925
Less: valuation allowance	(170,551)	—
Total deferred tax assets	$—	$129,091
Total deferred tax liabilities	$—	$—

The net deferred tax assets are recorded in “deferred income taxes” on the consolidated balance sheets at December 31, 2019, and December 31, 2018.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  During the third quarter of 2019, and for the first time since Riviera’s inception, the Company’s earnings show a cumulative loss which is primarily due to losses generated during 2019.  Based on the cumulative loss and projections of future taxable income for the periods in which our deferred tax assets are deductible, the Company recorded a full valuation allowance of approximately $171 million to reduce its federal and state net deferred tax assets to an amount that is more likely than not to be realized.  The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease, if estimates of future taxable income are increased.

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority.  To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position.  It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  The Company had no material uncertain tax positions at December 31, 2019, or December 31, 2018.  The tax years 2018 and 2019 remain open to examination for federal and state income tax purposes.

As of December 31, 2019, the Company had approximately $246 million of indefinite lived net operating loss carryforwards for U.S. federal income tax purposes.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Note 16 – Supplemental Disclosures to the Consolidated Balance Sheets and Consolidated and Combined Statements of Cash Flows

“Other current assets” reported on the consolidated balance sheets include the following:

	December 31,
	2019	2018
	(in thousands)

Prepaids	$11,737	$13,493
Receivable from related party	—	8,300
Inventories	1,116	3,720
Other	—	1,208
Other current assets	$12,853	$26,721

“Other accrued liabilities” reported on the consolidated balance sheets include the following:

	December 31,
	2019	2018
	(in thousands)

Accrued compensation	$11,314	$16,820
Asset retirement obligations (current portion)	1,184	1,445
Deposits	6,111	10,060
Other	8,119	6,149
Other accrued liabilities	$26,728	$34,474

The following table provides a reconciliation of cash and cash equivalents on the consolidated balance sheets to cash, cash equivalents and restricted cash on the consolidated and combined statements of cash flows:

	December 31,
	2019	2018
	(in thousands)

Cash and cash equivalents	$116,237	$18,529
Restricted cash	32,932	31,248
Cash, cash equivalents and restricted cash	$149,169	$49,777

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Supplemental disclosures to the consolidated and combined statements of cash flows are presented below:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Cash payments for interest, net of amounts capitalized	$4,232	$132	$15,165	$17,651
Cash payments for income taxes	$5	$—	$275	$—
Cash payments for reorganization items, net	$1,236	$5,572	$11,889	$21,571
Noncash investing activities:
Accrued capital expenditures	$10,087	$10,438	$31,447	$22,191

For purposes of the consolidated and combined statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  At December 31, 2019, “restricted cash” on the consolidated balance sheet consists of approximately $16 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), approximately $6 million related to deposits and approximately $11 million related to distributions.  At December 31, 2018, “restricted cash” on the consolidated balance sheet consists of approximately $21 million that will be used to settle certain claims in accordance with the Plan and approximately $10 million related to deposits.

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

For the years ended December 31, 2019, and December 31, 2018, the Company’s largest customer represented approximately 19% and 22%, respectively, of the Company’s sales.  For the ten months ended December 31, 2017, and the two months ended February 28, 2017, no individual customer exceeded 10% of the Company’s sales.

At December 31, 2019, two customers accounted for 30% of the Company’s trade accounts receivable.  At December 31, 2018, one customer accounted for 18% of the Company’s trade accounts receivable.

Note 18 – Related Party Transactions

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

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Roan Resources LLC

During the periods covered by these financial statements, certain members of the Company’s Board of Directors were also members of the board of directors of Roan Resources, Inc.  Additionally certain of our principal stockholders were also significant stockholders of Roan Resources, Inc.

Merger with Citizen Energy

In December 2019, stockholders of Roan Resources, Inc. approved an Agreement and Plan of Merger (“Merger”) between Roan Resources, Inc. and a subsidiary of Citizen Energy Operating, LLC (“Citizen Operating”) under which Roan Resources, Inc., including its subsidiary Roan Resources LLC, became wholly owned subsidiaries of Citizen Operating.  The effective date of the Merger was December 6, 2019, and as a result of the Merger, the Company and Roan Resources, Inc. no longer share certain mutual directors and significant stockholders. Consequently future transactions with Roan as of the date of effective date of the Merger will no longer be considered related party transactions.

Related Party Transactions

On August 31, 2017, the Company completed the Roan Contribution.  In exchange for their respective contributions, a subsidiary of the Company and Citizen each received a 50% equity interest in Roan.  However, on the Reorganization Date, July 25, 2018, the equity interest in Roan was distributed to the Parent and is no longer affiliated with Riviera.

On August 31, 2017, Roan entered into a Master Services Agreement (the “MSA”) with Riviera Operating, a subsidiary of the Company, pursuant to which Riviera Operating provided certain operating, administrative and other services in respect of the assets contributed to Roan during a transitional period.

Under the MSA, Roan reimbursed Riviera Operating for certain costs and expenses incurred by Riviera Operating in connection with providing the services, and Roan paid to Riviera Operating a service fee of $1.25 million per month, prorated for partial months.  For the year ended December 31, 2018, the Company recognized service fees of approximately $5 million under the MSA, as a reduction to general and administrative expense.  The MSA terminated according to its terms on April 30, 2018.

On March 1, 2018, the Company commenced a lease agreement with Roan to lease office space in the Company’s building located in Oklahoma.  The lease term was for five years and is recorded in “other, net” on the consolidated and combined statements of operations.  On November 20, 2019, the Company signed an agreement to sell the building (see Note 4).  The sale of the building is expected to close in the first quarter of 2020 and the leases will be terminated effective with the close of the sale.

On January 31, 2019, a subsidiary of the Company’s subsidiary, Blue Mountain Midstream, entered into an agreement to gather, treat or dispose of produced water from Roan.  On April 1, 2019, Blue Mountain Midstream began providing services under the agreement.  The original term of the agreement is until January 31, 2029.  For the year ended December 31, 2019, the Company recorded revenue from Roan of approximately $21 million, included in “marketing revenues” on the consolidated and combined statement of operations.

In addition, Blue Mountain Midstream has an agreement in place with Roan for the purchase and processing of natural gas from certain of Roan’s properties.  For the years ended December 31, 2019, and December 31, 2018, the Company made natural gas purchases from Roan of approximately $101 million, and $102 million, respectively, included in “marketing expenses” on the consolidated and combined statements of operations.  At December 31, 2018, the Company had approximately $9 million due from Roan, primarily associated with amounts due to Riviera under the agreements related to the Spin-off, included in “other current assets” and approximately $14 million due to Roan, primarily associated with joint interest billings and natural gas purchases, included in “accounts payable and accrued expenses” on the consolidated balance sheet.

On July 17, 2019, a subsidiary of Blue Mountain Midstream entered into a 10-year agreement with Roan to gather Roan’s oil in a nine Township area in central Oklahoma.

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

Note 19 – Segments

The Company has two reporting segments: upstream and Blue Mountain.  The upstream reporting segment is engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs.  At December 31, 2019, the upstream segment consisted of the Company’s properties in East Texas, the Mid-Continent, North Louisiana and the Uinta Basin.  The Blue Mountain reporting segment was new for the second quarter of 2018 as a result of a change in the way the chief operating decision maker (“CODM”) assesses the Company’s results of operations following the hiring of a segment manager to lead the Blue Mountain reporting segment and the commissioning of the cryogenic natural gas processing facility during the second quarter of 2018.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility and a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play.  To assess the performance of the Company’s reporting segments, the CODM analyzes field level cash flow, a non-GAAP financial metric.  The Company defines field level cash flow as revenues less direct operating expenses.  Other indirect income (expenses) include “general and administrative expenses,” “exploration costs,” “depreciation, depletion and amortization,” “(gains) on sale of assets and other, net,” “impairment of assets held for sale and long-lived assets,” “other income and (expenses)” and “reorganization items, net.”  Prior period amounts are presented on a comparable basis.  In addition, information regarding total assets by reporting segment is not presented because it is not reviewed by the CODM.

The following tables present the Company’s financial information by reporting segment:

	Year Ended December 31, 2019
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$236,053	$—	$—	$236,053
Marketing revenues	54,574	159,706	—	214,280
Other revenues	19,355	—	—	19,355
	309,982	159,706	—	469,688

Lease operating expenses	77,719	—	—	77,719
Transportation expenses	64,149	—	—	64,149
Marketing expenses	40,389	120,014	6,248	166,651
Taxes other than income taxes	17,930	1,378	(3,934)	15,374
Total direct operating expenses	200,187	121,392	2,314	323,893
Field level cash flow	$109,795	$38,314	(2,314)	145,795
Gains on commodity derivatives			10,091	10,091
Other indirect income (expenses)			(325,597)	(325,597)
Loss from continuing operations before income taxes				$(169,711)

RIVIERA RESOURCES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2018
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$420,102	$—	$—	$420,102
Marketing revenues	103,063	142,018	—	245,081
Other revenues	23,880	—	—	23,880
	547,045	142,018	—	689,063

Lease operating expenses	120,097	—	—	120,097
Transportation expenses	83,562	—	—	83,562
Marketing expenses	91,869	127,263	1,839	220,971
Taxes other than income taxes	28,598	883	249	29,730
Total direct operating expenses	324,126	128,146	2,088	454,360
Field level cash flow	$222,919	$13,872	(2,088)	234,703
Losses on commodity derivatives			(23,404)	(23,404)
Other indirect income (expenses)			(160,779)	(160,779)
Income from continuing operations before income taxes				$50,520

	Successor
	Ten Months Ended December 31, 2017
	Upstream	Blue Mountain	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$709,363	$—	$—	$709,363
Marketing revenues	75,756	7,187	—	82,943
Other revenues	20,839	—	—	20,839
	805,958	7,187	—	813,145

Lease operating expenses	208,446	—	—	208,446
Transportation expenses	113,128	—	—	113,128
Marketing expenses	64,225	4,783	—	69,008
Taxes other than income taxes	47,290	121	142	47,553
Total direct operating expenses	433,089	4,904	142	438,135
Field level cash flow	$372,869	$2,283	(142)	375,010
Gains on commodity derivatives			13,533	13,533
Other indirect income (expenses)			342,242	342,242
Income from continuing operations before income taxes				$730,785

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

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in oil and natural gas property acquisition, exploration and development, whether capitalized or expensed, are presented below:

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Property acquisition costs:
Proved	$—	$—	$—	$—
Unproved	—	—	—	—
Exploration costs	43,122	17,017	103,689	15,153
Development costs	20,335	19,271	96,178	24,256
Asset retirement costs	463	(131)	376	312
Total costs incurred – continuing operations	$63,920	$36,157	$200,243	$39,721
Total costs incurred – discontinued operations	$—	$—	$1,313	$269

Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	December 31,
	2019	2018
	(in thousands)

Proved properties	$174,845	$709,053
Unproved properties	5,462	47,499
	180,307	756,552
Less accumulated depletion and amortization	(35,603)	(93,507)
	$144,704	$663,045

RIVIERA RESOURCES, INC.

SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Results of Oil and Natural Gas Producing Activities

The results of operations for oil, natural gas and NGL producing activities (excluding corporate overhead and interest costs):

	Successor			Predecessor
	Year Ended December 31,		Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	2019	2018
(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$236,053	$420,102	$709,363	$188,885
Gains (losses) on commodity derivatives	10,632	(25,109)	13,533	92,691
	246,685	394,993	722,896	281,576
Production costs:
Lease operating expenses	77,719	120,097	208,446	49,665
Transportation expenses	64,149	83,562	113,128	25,972
Severance taxes, ad valorem taxes	17,930	28,598	47,411	14,851
	159,798	232,257	368,985	90,488
Other costs:
Exploration costs	5,122	5,178	3,137	93
Depletion and amortization	43,455	58,347	101,360	39,689
Impairment of long-lived assets	208,376	15,697	—	—
(Gains) losses on sale of assets and other, net	(19,259)	(219,237)	(678,200)	18
Income tax benefit	—	(54,588)	(4,640)	(166)
	237,694	(194,603)	(578,343)	39,634
Results of operations – continuing operations	$(150,807)	$357,339	$932,254	$151,454
Results of operations – discontinued operations	$—	$—	$142,175	$1,246

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

RIVIERA RESOURCES, INC.

SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Proved Oil, Natural Gas and NGL Reserves

The proved reserves of oil, natural gas and NGL of the Company have been prepared by the independent engineering firm, DeGolyer and MacNaughton.  In accordance with Securities and Exchange Commission (“SEC”) regulations, reserves at December 31, 2019, December 31, 2018, and December 31, 2017, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions.  An analysis of the change in estimated quantities of oil, natural gas and NGL reserves, all of which are located within the U.S., is shown below:

	Successor
	Year Ended December 31, 2019
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	1,260	3.8	55.9	1,618
Revisions of previous estimates	(147)	(0.7)	(1.0)	(157)
Sales of minerals in place	(789)	(1.1)	(50.0)	(1,095)
Extensions and discoveries	29	1.0	0.6	38
Production	(72)	(0.6)	(2.1)	(88)
End of year	281	2.4	3.4	316
Proved developed reserves:
Beginning of year	1,203	3.7	54.7	1,553
End of year	250	2.3	3.4	284
Proved undeveloped reserves:
Beginning of year	57	0.1	1.2	65
End of year	31	0.1	—	32

	Successor
	Year Ended December 31, 2018
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	1,377	27.1	71.5	1,968
Revisions of previous estimates	24	(0.9)	(2.1)	7
Sales of minerals in place	(52)	(21.3)	(9.8)	(239)
Extensions and discoveries	1	0.1	0.1	2
Production	(90)	(1.2)	(3.8)	(120)
End of year	1,260	3.8	55.9	1,618
Proved developed reserves:
Beginning of year	1,323	27.0	70.5	1,908
End of year	1,203	3.7	54.7	1,553
Proved undeveloped reserves:
Beginning of year	54	0.1	1.0	60
End of year	57	0.1	1.2	65

RIVIERA RESOURCES, INC.

SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

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

The tables above include changes in estimated quantities of oil and NGL reserves shown in Mcf equivalents using the ratio of one barrel to six Mcf.  Reserves for the Company’s California properties are reported as discontinued operations for the year ended December 31, 2017.

Proved reserves from continuing operations decreased by approximately 1,302 Bcfe to approximately 316 Bcfe for the year ended December 31, 2019, from 1,618 Bcfe for the year ended December 31, 2018.  The year ended December 31, 2019, includes approximately 157 Bcfe of negative revisions of previous estimates (51 Bcfe of negative revisions due to lower commodity prices as well as 106 Bcfe of negative revisions primarily due to a lack of future committed capital).  During the year ended December 31, 2019, several divestitures decreased reserves by approximately 1,095 Bcfe (see Note 4 for additional information of divestitures).  In addition, extensions and discoveries, primarily from 61 productive wells drilled during the year, increased proved reserves by 38 Bcfe.

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

RIVIERA RESOURCES, INC.

SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves

Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below.  Future cash inflows are computed by applying applicable prices relating to the Company’s proved reserves to the year-end quantities of those reserves.  Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions.  Future income tax expenses are calculated by applying the year-end statutory tax rates (with consideration of any known future changes) to the pretax net cash flows, reduced by the applicable tax basis and giving effect to any tax deductions, tax credits and allowances relating to the proved oil and natural gas reserves.  See Note 15 for additional information about income taxes.

	December 31,
	2019	2018	2017
	(in thousands)

Future cash inflows	$860,324	$5,167,664	$6,730,186
Future production costs	(545,422)	(3,139,932)	(3,810,932)
Future development costs	(122,539)	(337,808)	(486,989)
Future income tax expenses	—	(226,425)	(303,803)
Future net cash flows	192,363	1,463,499	2,128,462
10% annual discount for estimated timing of cash flows	(33,568)	(716,210)	(1,083,331)
Standardized measure of discounted future net cash flows – continuing operations	$158,795	$747,289	$1,045,131

Representative NYMEX prices: (1)
Natural gas (MMBtu)	$2.58	$3.10	$2.98
Oil (Bbl)	$55.69	$65.66	$51.34
(1)

In accordance with SEC regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions.  The average price used to estimate reserves is held constant over the life of the reserves.

RIVIERA RESOURCES, INC.

SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Sales and transfers of oil, natural gas and NGL produced during the period	$(76,255)	$(187,845)	$(438,775)
Changes in estimated future development costs	50,184	3,835	(5,276)
Net change in sales and transfer prices and production costs related to future production	(180,824)	(89,459)	400,411
Sales of minerals in place	(542,517)	(206,636)	(685,050)
Extensions, discoveries and improved recovery	38,008	2,683	187,223
Previously estimated development costs incurred during the period	4,696	—	9,704
Net change due to revisions in quantity estimates	(58,991)	(10,022)	(65,935)
Net change in income taxes	124,621	30,637	(155,257)
Accretion of discount	87,191	120,039	169,576
Changes in production rates and other	(34,607)	38,926	(67,247)
Change – continuing operations	$(588,494)	$(297,842)	$(650,626)
Change – discontinued operations	$—	$—	$(232,941)

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

Quarterly Financial Data

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2019:
Oil, natural gas and natural gas liquids sales	$76,345	$66,757	$51,029	$41,922
Gains (losses) on commodity derivatives	(13,241)	20,249	5,665	(2,582)
Total revenues and other	136,454	145,550	108,054	89,721
Total expenses (1)	144,940	142,337	211,422	177,500
(Gains) losses on sale of assets and other, net	(27,265)	9,885	(7,587)	4,224
Reorganization items, net	—	(424)	(284)	14,115
Income (loss) from continuing operations	12,726	(6,676)	(225,635)	(77,985)
Income (loss) from discontinued operations, net of income taxes	—	—	—	3,824
Net income (loss)	12,726	(6,676)	(225,635)	(74,161)

Income (loss) per share from continuing operations – basic and diluted	$0.18	$(0.10)	$(3.76)	$(1.33)
Income (loss) per share from discontinued operations – basic and diluted	$—	$—	$—	$0.07
Net income (loss) per share – basic and diluted	$0.18	$(0.10)	$(3.76)	$(1.26)
(1)

Includes the following expenses: lease operating, transportation, marketing, general and administrative, exploration, depreciation, depletion and amortization, impairment of long-lived assets and assets held for sale and taxes, other than income taxes.

RIVIERA RESOURCES, INC.

SUPPLEMENTAL QUARTERLY DATA (Unaudited) - Continued

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2018:
Oil, natural gas and natural gas liquids sales	$136,876	$87,004	$89,653	$106,569
Gains (losses) on commodity derivatives	(15,030)	(7,525)	(3,175)	2,326
Total revenues and other	174,007	128,833	159,601	203,218
Total expenses (1)	191,631	207,171	230,478	186,204
(Gains) losses on sale of assets and other, net	(106,296)	(101,934)	221	(589)
Reorganization items, net	(1,951)	(1,259)	(1,277)	(672)
Income (loss) from continuing operations	34,608	8,955	(33,236)	10,606
Income (loss) from discontinued operations, net of income taxes	36,331	(1,758)	(14,899)	—
Net income (loss)	70,939	7,197	(48,135)	10,606

Income (loss) per share from continuing operations –
basic and diluted	$0.45	$0.11	$(0.43)	$0.15
Income (loss) per share from discontinued operations –
basic and diluted	$0.48	$(0.02)	$(0.20)	$—
Net income (loss) per share –
basic and diluted	$0.93	$0.09	$(0.63)	$0.15

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

A list of the Company’s executive officers and biographical information appears below under the caption “Executive Officers of the Company.”  Additional information required by this item is incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2020 (the “2020 Proxy Statement”).

Each of the Company’s executive officers, with the exception of Daniel Furbee and C. Gregory Harper, served as an officer of LINN Energy prior to and during its Chapter 11 proceedings.

Executive Officers of the Company

Name	Age	Position with the Company

David B. Rottino	53	President, Chief Executive Officer and Director of Riviera Resources, Inc.
Daniel Furbee	37	Executive Vice President and Chief Operating Officer of Riviera Resources, Inc.
James G. Frew	42	Executive Vice President and Chief Financial Officer of Riviera Resources, Inc.
Darren Schluter	50	Executive Vice President, Finance, Administration and Chief Accounting Officer of Riviera Resources, Inc.
Holly Anderson	42	Executive Vice President and General Counsel of Riviera Resources, Inc.
C. Gregory Harper	55	President and Chief Executive Officer of Blue Mountain Midstream LLC, and Director of Riviera Resources, Inc.

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

No family relationships exist among any of the executive officers, directors or director nominees.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference to the 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the 2020 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following summarizes information regarding the number of shares of common stock that are available for issuance under all of the Company’s equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Unit Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Unit Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,618,159
Equity compensation plans not approved by security holders	—	—	—
	—	—	1,618,159
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2020 Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

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

(a) - 3.  Exhibits:

The exhibits required to be filed by this Item 15 are set forth in the “Index to Exhibits” accompanying this report.

Index to Exhibits

Exhibit Number		Description
2.1+	—

Purchase and Sale Agreement, dated August 28, 2019, by and between Riviera Upstream, LLC and Riviera Operating, LLC, as seller, and Scout Energy Group V LP, as buyer (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2019)

2.2+*	—	Purchase and Sale Agreement, dated December 19, 2019, by and between Riviera Operating, LLC, as seller, and Crescent Pass Energy, LLC, as buyer
3.1	—	Certificate of Conversion of Riviera Resources, LLC (incorporated by reference to Exhibit 3.1 to Form 8‑K filed on August 10, 2018)
3.2	—	Certificate of Incorporation of Riviera Resources, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on August 7, 2018)
3.3	—	Bylaws of Riviera Resources, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on August 7, 2018)
10.1++	—

Purchase and Sale Agreement, dated August 28, 2019, by and between Riviera Upstream, LLC and Riviera Operating, LLC, as seller, and Scout Energy Group V LP, as buyer (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2019)

10.2	—

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

10.3	—

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

10.4	—

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

10.5	—

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

10.6	—

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

10.7	—

Fourth Amendment to Credit Agreement dated September 27, 2019, to the Credit Agreement dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8‑K filed October 3, 2019)

Index to Exhibits - Continued

Exhibit Number		Description
10.8	—

Second Amended and Restated Limited Liability Company Operating Agreement of Blue Mountain Midstream LLC, dated as of July 1, 2018 (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed November 8, 2018)

10.9	—	First Amendment to Blue Mountain Midstream LLC Second Amended and Restated Limited Liability Operating Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 9, 2019)
10.10†	—	Form of Indemnity Agreement between Riviera Resources, Inc. and the directors and officers of Riviera Resources, Inc. (incorporated by reference to Exhibit 10.4 to Form S-8 filed August 7, 2018)
10.11	—

Tax Matters Agreement, dated August 7, 2018, between Linn Energy, Inc., Riviera Resources, Inc. and the subsidiaries of Riviera Resources, Inc. party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 10, 2018)

10.12	—	Transition Services Agreement, dated August 7, 2018, between Linn Energy, Inc. and Riviera Resources, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 10, 2018)
10.13	—	Registration Rights Agreement, dated as of August 7, 2018, among Riviera Resources, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 10, 2018)
10.14†	—	Third Amended and Restated Employment Agreement of David B. Rottino, dated February 28, 2017, (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1 filed on June 27, 2018)
10.15†	—	Letter Agreement, dated April 19, 2018, between David B. Rottino and Linn Energy, Inc. (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1 filed on June 27, 2018)
10.16†		Offer Letter to Daniel Furbee, dated March 19, 2018 (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 filed on June 27, 2018)
10.17†	—	Employment Agreement of Greg Harper, dated March 29, 2018 (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on June 27, 2018)
10.18†	—

Amendment No. 1 to Employment Agreement of Greg Harper, dated July 17, 2018 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1/A filed on July 19, 2018)

10.19†	—	Riviera Resources, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-8 filed August 7, 2018)
10.20†	—	Form of Performance-Vesting Stock Unit Agreement pursuant to the Riviera Resources, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-8 filed August 7, 2018)
10.21†	—	Form of Restricted Stock Unit Agreement pursuant to the Riviera Resources, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-8 filed August 7, 2018)
10.22†	—	Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 8, 2018)
10.23†	—	First Amendment to the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 9, 2019)
10.24†	—

Form of Performance-Vesting Security Unit Agreement pursuant to the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to Form S-1 filed on June 27, 2018)

10.25†	—	Form of Restricted Security Unit Agreement pursuant to the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to Form S‑1 filed on June 27, 2018)
10.26*#	—	Amended and Restated Gas Gathering and Processing Agreement, dated April 1, 2017, between Linn Energy Holdings, LLC and Linn Midstream, LLC
10.27*	—	Release from Dedication to the Amended and Restated Gas Gathering and Processing Agreement, dated October 9, 2018, between Blue Mountain Midstream LLC and Roan Resources LLC
10.28*	—

Amendment No. 1 to the Amended and Restated Gas Gathering and Processing Agreement, dated November 1, 2018, between Blue Mountain Midstream LLC (as successor to Linn Midstream, LLC) and Roan Resources LLC (as successor to Linn Energy Holdings, LLC)

21.1*	—	List of Significant Subsidiaries

Index to Exhibits - Continued

Exhibit Number		Description
23.1*	—	Consent of KPMG LLP
23.2*	—	Consent of DeGolyer and MacNaughton – Riviera
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	—	Section 1350 Certification of Chief Executive Officer
32.2*	—	Section 1350 Certification of Chief Financial Officer
99.1*	—	2019 Report of DeGolyer and MacNaughton
101.INS*	—	Inline XBRL Instance Document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contract or compensatory plan or agreement.
*	Filed herewith.
+

Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Riviera agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

++

Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.  The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

#

Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIERA RESOURCES, INC.

Date: February 27, 2020	By:	/s/ David B. Rottino
David B. Rottino
President and Chief Executive Officer

Date: February 27, 2020	By:	/s/ James G. Frew
James G. Frew
Executive Vice President and Chief Financial Officer

Date: February 27, 2020	By:	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President, Finance, Administration and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David B. Rottino	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
David B. Rottino

/s/ James G. Frew	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2020
James G. Frew

/s/ Darren R. Schluter	Executive Vice President, Finance, Administration and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Darren R. Schluter

/s/ Matthew Bonanno	Director	February 27, 2020
Matthew Bonanno

/s/ Joseph A. Mills	Director	February 27, 2020
Joseph A. Mills

/s/ C. Gregory Harper	Director	February 27, 2020
C. Gregory Harper

/s/ Evan Lederman	Director	February 27, 2020
Evan Lederman

	Director	February 27, 2020
Andrew Taylor