Form 10-K/A
period 2019-12-31
Riviera Resources, Inc.
filed 2020-04-30
CIK 1737204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check-mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐
    No
☒
Aggregate market value of the Company’s common stock held by non-affiliates
of the registrant as of June 28, 2019, was $293,404,582 based on the closing price on the OTCQX Market.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes
☒
    No
☐
As of April 24, 2020, there were 57,907,609 shares of common stock, par value $0.01 per share, outstanding.
Documents Incorporated By Reference:
None.

EXPLANATORY NOTE
Riviera Resources, Inc. (“we,” “us,” “our,” “Riviera,” or the “Company”) filed its Annual Report on Form
 10-K
 for its fiscal year ended December 31, 2019 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. In the Original Filing, the Company indicated its intention to incorporate by reference the information required by Part III in Form
 10-K
 from the definitive proxy statement it anticipated filing with the SEC prior to the annual meeting of shareholders it anticipated holding at that time. The Company no longer anticipates filing a definitive proxy statement with the SEC before 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, the Company is now filing this Amendment No. 1 on Form
 10-K/A
 (this “Amended Filing”) solely to disclose the Part III information.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amended Filing also contains currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amended Filing and this Amended Filling does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
This Amended Filing does not change, update or supplement the previously reported financial statements or any of the other disclosures contained in Part I and Part II of the Original Filing, except to the extent expressly set forth in this Amended Filing.

Part III
Item 10.	Directors, Executive Officers and Corporate Governance

The names, ages and positions of the members of the Company’s board of directors (the “Board”) and the Company’s executive officers, together with certain information concerning each of them as of April 29, 2020, is set forth below.
Please refer to the “Security
Ownership of Certain Beneficial Owners and Management” table for a summary of the number of common shares owned by those of our current directors and executive officers who held their positions as of April 29, 2020.
Our Board consists of the five members described below, who are one class of directors. Each of our current directors will serve on the Board until they are next up for election at the next annual meeting of the Company’s shareholders.
There are no family relationships among any of our directors, director nominees and executive officers. Each of the Company’s executive officers, with the exception of Daniel Furbee, served as an officer of LINN
Energy, LLC prior to and during its Chapter 11 proceedings.

Name	Age	Position with the Company	Director Since
David B. Rottino	53	President, Chief Executive Officer and Director	2018
Evan Lederman	40	Independent Director (Chairman)	2018
Joseph A. Mills	60	Independent Director	2020
Win Rollins	31	Independent Director	2020
Thanasi Skafidas	31	Independent Director	2020

Current Directors and Officers
David B. Rottino
is the President and Chief Executive Officer in addition to serving on the Board and has served in such capacity since April 2018. He previously served as the President and Chief Executive Officer of Linn Energy, Inc. (“LINN”), an independent natural gas exploration and production company, from August 2018 to September 2018 and as Executive Vice President and Chief Financial Officer and as a member of LINN’s board of directors from February 2017 to August 2018. Prior to that, he served as Linn Energy, LLC’s Executive Vice President and Chief Financial Officer from August 2015 to February 2017, as Executive Vice President, Business Development and Chief Accounting Officer from January 2014 to August 2015, as Senior Vice President of Finance, Business Development and Chief Accounting Officer from July 2010 to January 2014, and as Senior Vice President and Chief Accounting Officer from June 2008 to July 2010. The Board believes Mr. Rottino’s extensive executive experience with oil and natural gas companies brings valuable strategic, managerial and analytical skills to the Board.
Evan Lederman

is a member of our Board of Directors and has served in such capacity since April 2018. Evan Lederman joined Fir Tree Partners (“Fir Tree”), a global alternative investment firm, in 2011 and is a Partner and member of the Risk Committee. Mr. Lederman co-manages

the firm’s distressed credit, restructuring, activist and private equity oriented strategies. Prior to joining Fir Tree, Mr. Lederman worked in the Business Finance and Restructuring groups at Weil, Gotshal & Manges LLP and Cravath, Swaine & Moore LLP. Mr. Lederman, in his capacity as a Fir Tree employee, has previously served as a member of the boards of directors of (i) Roan Resources, Inc., (ii) LINN and (iii) Midstates Petroleum Company, Inc. and is currently a member of the boards of directors of (i) Ultra Petroleum (OTCQX: UPLC), (ii) Amplify Energy Corporation (formerly Midstates Petroleum Company, Inc) (NYSE: AMPY) and (iii) Deer Finance, LLC. Mr. Lederman received a J.D. degree with honors from New York University School of Law and a B.A., magna cum laude, from New York University. The Board believes Mr. Lederman’s extensive investment and restructuring experience in the energy industry, as well as his considerable experience as a member of the boards of exploration and production companies, brings valuable strategic and analytical skills to the Board.

Joseph A. Mills
is a member of the Board of Directors and has served in such capacity since January 2020. Mr. Mills has served as the President and Chief Executive Officer of Samson Resources II, LLC, privately held exploration and production company, since March 2017. Prior to joining Samson Resources II, LLC, Mr. Mills served as Chairman and Chief Executive Officer of Eagle Rock Energy G&P, LLC, an oil and natural gas exploration and production company and the general partner of Eagle Rock Energy Partners, L.P., from May 2007 until it merged with Vanguard Natural Resources, LP in October 2015. Mr. Mills also served as Chief Executive Officer and as a manager of Montierra Management LLC, the general partner of Montierra Minerals & Production, LP, from 2006 to October 2016. In addition, Mr. Mills previously served on the board of directors of Roan Resources, Inc. from November 2018 to December 2019 and CIU Global, Inc. from August 2015 to October 2016. Mr. Mills received a Bachelor of Business Administration degree in Petroleum Land Management from the University of Texas and a Master of Business Administration degree in Finance from the University of Houston. The Board believes that Mr. Mills’ extensive executive experience with oil and natural gas companies bring valuable strategic, managerial and analytical skills to the board.
Win Rollins
is a member of the Board of Directors and has served in such capacity since March 2020. Mr. Rollins is a member of the investment team of Elliott Management Corporation (“Elliott”), a New
York-based
trading firm, where he is responsible for various corporate investments. Prior to joining Elliott in August 2016, Mr. Rollins was a member of the investment team of First Reserve Corporation from August 2013 to July 2016 and prior to that held similar positions at Lazard Frères & Co. LLC (“Lazard”). Mr. Rollins earned a Bachelor of Science degree in Finance and International Business from the University of Virginia. The Board believes Mr. Rollins’ experience in the investment advisory industry brings substantial investment management skills to the Board.
Thanasi Skafidas
is a member of the Board of Directors and has served in such capacity since April 2020. Mr. Skafidas joined York Capital Management (“York”), a global investment firm, in May 2015 and is a Vice President of the firm on the U.S. Credit Team. Prior to joining York, Mr. Skafidas worked as an investment banker at Goldman Sachs in the Natural Resources Group and prior to that worked at Lazard as an Analyst in the Financial Institutions Group. Mr. Skafidas is currently a Board observer of Samson Resources II, LLC. Mr. Skafidas received a Master of Science in Risk Management and Financial Engineering from the Imperial College, University of London and a Bachelor of Science in Economics from the University of Pennsylvania. The Board believes Mr. Skafidas’s experience in the investment advisory industry brings substantial investment management skills to the Board.
Involvement in Certain Legal Proceedings
There are no legal proceedings to which any director, officer, nominee, or principal stockholder, or any affiliate thereof, is a party adverse to the Company or has a material interest adverse to the Company.
CORPORATE GOVERNANCE
Codes of Ethics
Our Board has adopted a Code of Business Conduct and Ethics, which sets forth legal and ethical standards of conduct for all our employees, as well as our directors. We also have adopted a separate code of ethics which applies to our Chief Executive Officer and Senior Financial Officers. All of these documents are available on our website, www.rivieraresourcesinc.com, and will be provided free of charge to any stockholder requesting a copy by writing to our Secretary, Riviera Resources, Inc., 600 Travis, Suite 1700, Houston, Texas 77002. If any substantive amendments are made to the Code of Ethics for our Chief Executive Officer and Senior Financial Officers or if we grant any waiver, including any implicit waiver, from a provision of such code, we will disclose the nature of such amendment or waiver within four business days on our website. The information on our website is not, and shall not be deemed to be, a part of this Amended Filing or incorporated into any other filings we make with the SEC.

Leadership Structure
While our Bylaws do not require that the offices of Chairman of the Board and CEO be held by separate individuals, we believe separation of the offices of Chairman and CEO is appropriate under our circumstances because it helps preserve our Board’s independence and objectivity, provides an appropriate division of labor between our CEO and Chairman, and contributes to our effective governance, in part by having an independent Chairman available to counsel our CEO and facilitate his interactions with the Board. Evan Lederman, who brings extensive board leadership and corporate governance experience to the Board, serves as our Chairman and leads the Board. David B. Rottino, our Chief Executive Officer, brings oil and natural gas industry knowledge, experience and expertise and over 20 years’ experience with LINN and other major energy companies.
In light of our Chairman being an independent director, our Board does not have a lead independent director.
Our Board has created an audit committee (the “Audit Committee”) and a compensation committee (the “Compensation Committee”), each of which has the composition and responsibilities described below. Pursuant to the OTCQX Rules, we are not required to have a nominating committee of the Board and as such the Company does not have a formal diversity policy for directors. However we generally consider the diversity of director candidates in terms of knowledge, gender, experience, background, skills, expertise and other demographic factors. The charters of the Audit Committee and Compensation Committee, as adopted August 7, 2018, are posted on our website, www.rivieraresourcesinc.com. Our Board may also establish from time to time any other committees that it deems necessary or desirable.
Risk Oversight
Our Board has an active role, as a whole and at the committee level, in providing oversight with respect to management of our risks. Our Board focuses on the most significant risks facing us and our general risk management strategy and seeks to ensure that risks undertaken by us are consistent with a level of risk that is appropriate for our company and aligned with the achievement of our business objectives and strategies.
Our Board regularly reviews information regarding risks associated with our finances, credit and liquidity; our business, operations and strategy; legal, regulatory and compliance matters; and reputational exposure. The Audit Committee provides oversight on our programs for risk assessment and risk management, including with respect to financial accounting and reporting, information technology, cybersecurity and compliance. The Compensation Committee provides oversight on our assessment and management of risks relating to executive compensation. While each committee is responsible for providing oversight with respect to the management of risks, our entire Board is regularly informed about our risks through their participation in the committees or committee meetings and management presentations.
While our Board and the committees provide oversight with respect to our risk management, our Chief Executive Officer and other senior management are primarily responsible for day to day risk management analysis and mitigation and report to our full Board or the relevant committee regarding risk management.
Communications to Our Board of Directors
Our Board has a process in place for communication with stockholders. Stockholders should initiate any communications with our Board in writing and send them to our Board c/o Holly Anderson, Executive Vice President and General Counsel, Riviera Resources, Inc., 600 Travis, Suite 1700, Houston, Texas 77002. All such communications will be forwarded to the appropriate directors. This centralized process will assist our Board in reviewing and responding to stockholder communications in an appropriate manner. If a stockholder wishes for a particular director or directors to receive any such communication, the stockholder must specify the name or names of any specific Board recipient or recipients in the communication. Communications to our Board must include the number of shares owned by the stockholder as well as the stockholder’s name, address, telephone number and email address, if any.

Meetings of Our Board of Directors; Executive Sessions
Our Board holds regular and special meetings from time to time as may be necessary. Regular meetings may be held without notice on dates set by our Board from time to time. Special meetings of our Board may be called by the Chairman of the Board, our Chief Executive Officer or any two or more Board members. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by conference telephone. Any action required or permitted to be taken at a Board meeting may be taken without a meeting, without prior notice and without a vote if all of the members sign a written consent authorizing the action.
During 2019, our Board held 31 regular and 9 special meetings. The standing committees of our Board held an aggregate of 7 meetings during this period. Each director attended at least 75% of the aggregate number of meetings of the Board and committees on which he served.
The Company’s directors are invited to attend our annual meetings of stockholders, but we do not currently have a policy relating to directors’ attendance at these meetings. David Rottino attended our 2019 Annual Meeting of Stockholders on behalf of the other directors.
Committees of Our Board of Directors
Our Board has standing Audit and Compensation Committees. Each member of these committees is an independent director in accordance with the OTCQX listing standards described above under the definition of independence set forth in NASDAQ Marketplace Rule 5605(a)(2). Our Board has adopted a written charter for each of these committees, which sets forth each committee’s purposes, responsibilities and authority. Each committee reviews and assesses on an annual basis the adequacy of its charter and recommends any proposed modifications. These committee charters are available on our website at www.rivieraresourcesinc.com. You may also contact Holly Anderson, our Executive Vice President and General Counsel at Riviera Resources, Inc., 600 Travis, Suite 1700, Houston, Texas 77002, to request paper copies free of charge. The following is a brief description of the functions and operations of the standing committees of our Board.
Members of the Committees of the Board of Directors

BOARD MEMBERS	AUDIT COMMITTEE	COMPENSATION COMMITTEE
David B. Rottino
Evan Lederman	✓	C
Joseph A. Mills	C	✓
Win Rollins		✓
Thanasi Skafidas	✓	✓

C    Chair
✓
    Member
Audit Committee
The standards of the OTCQX market applicable to the Company require that a majority of its members be independent, as defined by the OTCQX Rules. Each member of our Audit Committee is financially literate and, in the opinion of the Board, does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Thus, under the OTCQX Rules, each member of the Audit Committee is independent. During 2019, the Audit Committee held 4 meetings.
The Audit Committee assists our Board in its general oversight of our financial reporting, internal controls, audit functions and oil and natural gas reserves, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent public accountant. The responsibilities of our Audit Committee are more fully described in our Audit Committee charter.

The Board determined that the members of the Audit Committee each qualify as “independent” under the definition established by the OTCQX and NASDAQ Marketplace Rule 5605(a)(2), and the Audit Committee includes at least one member who is determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. Mr. Mills is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Mills’ experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Mills any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board.
Compensation Committee
Our Compensation Committee consists of Evan Lederman, Joseph A. Mills, Win Rollins and Thanasi Skafidas, with Evan Lederman serving as chairman. The OTCQX Rules that apply to Riviera do not contain requirements regarding the composition of the Compensation Committee.
The Compensation Committee’s primary responsibilities are to: (i) approve the compensation arrangements for our senior management, including establishing base salaries, annual bonuses and other compensation for our executive officers, (ii) approve any compensation plans in which our officers are eligible to participate and (iii) administer such plans, including the granting of equity awards or other compensation or benefits under any such plans. The responsibilities of our Compensation Committee are more fully described in our Compensation Committee charter. The Compensation Committee is delegated power of the Board to fulfill its duties and responsibilities as set forth in the Compensation Committee charter.
During 2019, the Compensation Committee held 3 meetings. All Compensation Committee members are “non employee directors” as defined by Rule 16b 3 under the Exchange Act and “outside directors” under Rule 162(m) of the Internal Revenue Code.
Procedures and Processes for Determining Director and Executive Officer Compensation
Information about our Compensation Committee’s procedures and processes for making compensation determinations is provided in the “Executive Compensation” section of this Amended Filing.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee serves as an executive officer of any entity that has one or more of the Company’s executive officers serving as a member of such entity’s compensation committee or other board committee performing equivalent functions (or in the absence of such committee, the entire board of directors). No member of our Compensation Committee has ever been an officer or employee of ours. There are no family relationships among any of our directors or executive officers.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION & ANALYSIS
Key Features of Our Executive Compensation Program

Our Executive Compensation Practices (What We Do)

YES
Pay for Performance
—A significant portion of our executives’ total compensation consists of performance-based
pay. The annual incentive bonus is based on our annual operational and financial performance as well as on the executive’s individual performance. Additionally, 2/3 of the ultimate value delivered by our Riviera Equity Plan (defined below) is tied to the total proceeds received by our stockholders upon a sale of the Company via the grant of PSUs (defined below).

YES
Align Compensation with Long-Term Performance
—The majority of the annual compensation for each of our executives is in the form of equity incentive grants that contain long-term
service requirements: 1/3 are
time-based
vesting RSUs (defined below) that vest in equal annual installments over three years; and the remaining 2/3 are performance-based vesting PSUs that “cliff” vest on the earlier of July 1, 2021 or a change in control, subject to achievement of the specified performance metrics.

YES
Double-Trigger Severance
—Our employment agreement with our CEO confers cash severance benefits in connection with a change of control only upon certain actual or constructive terminations during the applicable period before or after the change of control. Similarly, our severance plan covering our other named executive officers (“NEOs”) does not provide for any single-trigger change of control payments.

Executive Compensation Practices We Have Not Implemented (What We Do Not Do)

NO	Golden Parachute Excise Tax Gross-Ups —We do not offer excise tax gross-up benefits.

NO	Repricing —Our Riviera Equity Plan does not permit the repricing of underwater stock options absent stockholder approval.

NO	Hedging, Pledging or Derivative Trading of RVRA Securities —These practices are strictly prohibited for all officers, directors and employees of the Company.

NO	Excessive Perquisites —We do not offer perquisites to our NEOs.

NO	Egregious Employment Agreements —The Company has not entered into contracts containing multi-year guarantees for salary increases or non-performance-based cash or equity compensation.

NO	Guaranteed Bonuses —We do not guarantee any minimum annual incentive bonus to our NEOs.
This Compensation Discussion & Analysis provides an overview of the 2019 executive compensation program for our NEOs identified below, consisting of each individual who served as our Chief Executive Officer or Chief Financial Officer during 2019 and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2019. We have included some discussion of equity awards granted in 2018, to the extent they constitute compensation elements for 2019 or affected decisions regarding other 2019 compensation elements.

Name	Principal Position(s)
David Rottino	President, Chief Executive Officer and Director
Daniel Furbee	Executive Vice President and Chief Operating Officer
James G. Frew	Vice President and Chief Financial Officer
Darren Schluter	Executive Vice President, Finance, Administration and Chief Accounting Officer
C. Gregory Harper	Former Chief Executive Officer of Blue Mountain Midstream LLC (“ BMM ”)(1)
(1)	Mr. Harper resigned from the Company, effective as of April 27, 2020.

Our Compensation Philosophy
The Company employs a compensation philosophy that is intended to emphasize pay for performance (based on a combination of the Company’s performance and the individual’s impact on the Company’s performance) and place the majority of each officer’s compensation
“at-risk.”
We consider compensation to be
“at-risk”
if it is subject to performance-based payment or vesting conditions or if its value depends on stock price appreciation. We believe this pay for performance approach aligns the interests of our NEOs who provide services to us with those of our stockholders. The Company’s executive compensation programs are designed to attract and retain individuals with the background and skills necessary to successfully execute our business model in a demanding environment, to motivate those individuals to reach near term and long term goals in a way that aligns their interests with those of our stockholders and to reward success in reaching such goals. As our needs evolve and as circumstances require, we expect to reevaluate our executive compensation philosophy, principal objectives and programs.
Compensation-Setting Process
The Compensation Committee is responsible for reviewing, evaluating and approving the agreements, plans, policies and programs of the Company to compensate our NEOs, and for overseeing such plans, policies and programs, including payment of annual cash incentive awards in respect of 2019 and grant of long term equity incentive awards in 2018 described below under “Elements of Executive Compensation—Riviera Long-Term Incentive Compensation.” The Compensation Committee reviews and discusses all recommendations before approval, then submits all recommendations to the Board for approval.
For 2019, the Compensation Committee relied on several resources in reviewing elements of executive compensation and making compensation decisions, including historical compensation levels and performance objectives, and input from our president and chief executive officer (“CEO”) in making determinations regarding the executive compensation program and the individual compensation of each NEO (other than our CEO). Our CEO is not a member of the Compensation Committee and he makes no recommendations regarding, and does not participate in discussions about, his own compensation. The Compensation Committee did not retain an independent compensation consultant for 2019, but did rely on the Company predecessor’s benchmarking analysis from prior years as a reference point when making compensation decisions in 2019.
2019
Say-on-Pay
Vote
We held a
non-binding
advisory stockholder vote on the compensation program for our NEOs, commonly referred to as a
“say-on-pay”
vote, at our 2019 annual meeting of stockholders. Over 99% of the voting power of shares voted at the 2019 annual meeting of stockholders were cast in favor of our say-on-pay
proposal. Our then compensation committee considered the result of this advisory vote to be an endorsement of our compensation program, policies, practices and philosophy for our NEOs, and we did not make any specific changes as a result of the vote. The Compensation Committee annually reevaluates our compensation practices to determine how they might be improved, and will continue to consider the outcome of our say-on-pay
votes and our stockholders’ views when making compensation decisions for our NEOs.
Also at our 2019 annual meeting of stockholders, we held a separate non-binding
advisory stockholder vote on the frequency of future
say-on-pay
votes, commonly referred to as a
“say-on-frequency”
vote. Based on the results of this
say-on-frequency
vote, the Board determined that we will hold our
say-on-pay
vote every three years until the next required
say-on-frequency
vote. We will hold our next
say-on-pay
vote and our next
say-on-frequency
vote at the 2022 annual meeting of stockholders.

Elements of Executive Compensation
There are three primary elements of compensation that were used in our executive compensation program in 2019: base salary, annual incentive bonus and long-term
equity incentive awards. Annual incentive bonuses and long-term equity incentives (as opposed to base salary) represent the performance-based elements of the compensation program. Performance-based compensation elements are intended to be flexible in application and capable of being tailored to meet our objectives. The determination of a specific NEO’s annual incentive bonus awarded in respect of a performance period is intended to reflect that NEO’s relative contribution to achieving or exceeding annual goals, and the determination of a specific NEO’s long-term
equity incentive awards is based on the NEO’s expected contribution in respect of longer term performance objectives.
Base Salary.
The base salaries for our NEOs are intended to be competitive within the market and to enable us to attract and retain qualified NEOs. For 2019, we did not adjust the base salaries of our NEOs and instead adopted the base salaries provided by our predecessor. Going forward, we will review the base salaries of our NEOs on an annual basis and may make adjustments as necessary to maintain a competitive executive compensation structure.
Annual Incentive Bonus.
The determination of a specific NEO’s actual annual incentive bonus payout is intended to reflect his or her relative contribution to achieving or exceeding annual goals. The earned annual incentive bonuses payable to our NEOs are generally paid in cash after the applicable bonus year. For 2019, the Board took into account several factors in determining annual incentive bonuses, including performance relative to guidance, share performance and share performance relative to peers, and the achievement of significant transactional and transitional goals.
Our 2019 annual incentive program was based on operational performance relative to guidance, return of capital to shareholders; successful drilling program results, asset monetizations and performance relative to peers. To maintain flexibility, we do not set performance targets against pre-established
metrics, but consider the performance of the Company (or, for Mr. Harper, BMM) and each individual NEO as a whole in determining the amount of the annual incentive bonus payout. Based on Company and individual performance in 2019, the Board decided to award the NEOs (except Mr. Harper) 110% of their target annual incentive bonuses. For Mr. Harper, the Board decided to award 50% of his target annual incentive bonus for 2019.
For 2019, the target annual incentive bonus for each NEO, and the total annual incentive bonus actually paid to each NEO, was as follows:

Name	Target Annual Incentive Bonus ($)	Total Annual Incentive Bonus ($)
David Rottino	525,000	577,500
Daniel Furbee	195,000	214,500
James G. Frew	150,000	165,000
Darren Schluter	150,000	165,000
C. Gregory Harper	480,000	240,000
Riviera Long-Term Incentive Compensation.
We have adopted the 2018 Omnibus Incentive Plan (the “Riviera Equity Plan”) for key personnel who perform services for us, including our NEOs (other than Mr. Harper). The purpose of awards under our Riviera Equity Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible individuals cash and stock-based
incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.
In 2019, each of our NEOs was eligible to participate in the Riviera Equity Plan. The Riviera Equity Plan allows for the grant of nonqualified stock options, incentive stock options, restricted stock awards, performance awards, other stock-based
awards and other
cash-based
awards. The Compensation Committee determines the size and vesting terms of all awards made under the Riviera Equity Plan, and administers all other aspects of the Riviera Equity Plan. We did not grant any awards to our NEOs under the Riviera Equity Plan in 2019, but we did grant Restricted Stock Units (“RSUs”) and
Performance-Vesting
Stock Units (“PSUs”) to our NEOs (other than Mr. Harper) in 2018, and a portion of the RSUs vested in 2019, as described below.

The RSUs were granted pursuant to form award agreements and are subject to time vesting only.
One-third
of the RSUs vested on July 1, 2019. The remaining RSUs will normally vest in substantially equal installments on each of July 1, 2020 and July 1, 2021, subject to full acceleration upon a “change in control” (as defined in the Riviera Equity Plan), in each case, subject to the NEO remaining in continuous service with the Company or one of its affiliates through the applicable vesting date. Upon a “good leaver termination” (
i.e.
, a termination due to the NEO’s death or “disability,” a termination by the NEO’s employer without “cause,” or the NEO’s resignation for “good reason” (each as defined in the award agreements)), a pro-rata
portion of the NEO’s unvested RSUs will vest (based on the number of days the NEO was employed during the applicable vesting period), and the portion that does not vest will be eligible to vest if a “change in control” occurs within the three-month
period immediately after the good leaver termination date. Additionally, all unvested RSUs will vest upon an NEO’s “qualifying sale termination,” which is a termination in connection with a sale of a subsidiary, significant asset or line of business of the Company, where the NEO’s employment is transferred to a third-party buyer or is otherwise terminated as a direct result of the sale (as determined by the Board). Both the “good leaver termination” treatment and the “qualifying sale termination” treatment are subject to the NEO’s execution of a release of claims in favor of the Company. Each NEO who received RSUs will receive one share of the Company’s common stock in respect of each vested RSU within 60 days after the first to occur of (i) the consummation of a “change in control,” (ii) the NEO’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) July 1, 2021. Dividend equivalents (if any) accrued on the RSUs based on cash dividends on the underlying stock will be paid at the time the underlying RSUs vest. Dividend equivalents (if any) accrued on the RSUs based on non-cash
dividends on the underlying stock will be credited to a dividend book entry account and paid in the same form as the underlying dividends at the same time the underlying RSUs are settled.
The PSUs were granted pursuant to form award agreements and are subject to both time and performance vesting. The PSUs will time vest upon the earlier of July 1, 2021 and the consummation of a “change in control,” subject to the NEO remaining in continuous service with the Company or one of its affiliates through the applicable vesting date. The portion of the PSUs that performance vests will equal a percentage (between 0% and 200%) of the target number of PSUs (which target number is specified in each NEO’s award agreement), with such percentage determined based on the extent to which the value of the “total proceeds” exceeds the “initial value” (each as defined in the award agreements). Upon a “good leaver termination” (defined in the same manner as described above for the RSUs), a pro-rata
portion of the target number of the NEO’s PSUs will time vest (based on the number of days the NEO was employed during the time vesting period ending July 1, 2021) and remain outstanding and eligible to fully vest based on achievement of the performance-vesting terms described above. Upon a “qualifying sale termination” (defined in the same manner as described above for the RSUs), the target number of the NEO’s PSUs will time vest and remain outstanding and eligible to fully vest based on achievement of the performance-vesting terms described above. Both the “good leaver termination” treatment and the “qualifying sale termination” treatment are subject to the NEO execution of a release of claims in favor of the Company. Each NEO who received PSUs will receive one share of the Company’s common stock and a dividend equivalent payment (if any) in respect of each vested PSU within 60 days after vesting.
The grants pursuant to the Riviera Equity Plan are designed to be one-time
awards, absent extraordinary circumstances. This means that the Compensation Committee does not intend to make additional grants under the Riviera Equity Plan to our NEOs beyond the amounts granted in 2018 before the vesting date of the PSUs. Accordingly, the Compensation Committee did not make additional grants under the Riviera Equity Plan to our NEOs in 2019. The ultimate value of the long-term compensation is intended to be the largest component of the compensation package for each NEO (other than Mr. Harper), because we believe significant emphasis on future stock-based
compensation will help to align their interests with the interests of our stockholders. Based on the foregoing, in December of 2018, the Company made the following awards to our NEOs (other than Mr. Harper) of RSUs and PSUs:

Name	RSUs (#)	Target PSUs (#)
David Rottino	138,700	264,524
Daniel Furbee	74,308	141,717
James G. Frew	66,130	126,121
Darren Schluter	45,821	87,388

BMM Long Term Incentive Compensation.
BMM adopted the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (the “BMM Equity Plan”) for key personnel who perform services for BMM. The purpose of awards under the BMM Equity Plan is to enhance the profitability and value of BMM for the benefit of the Company’s stockholders by enabling BMM to offer eligible individuals cash and stock based incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.
In 2019, Mr. Harper was eligible to participate in the BMM Equity Plan. The BMM Equity Plan allows for the grant of options, restricted unit awards, performance awards, other unit-based awards and other cash-based awards. The Compensation Committee determines the size and vesting terms of all awards made under the BMM Equity Plan, and will administer all other aspects of the BMM Equity Plan, unless and until a board of managers is appointed for BMM, at which time a committee of these managers will be appointed to serve these functions. Pursuant to the BMM Equity Plan, BMM granted Restricted Stock Units (the “BMM RSUs”) and Performance Share Units (the “BMM PSUs”) to Mr. Harper in 2019, and a portion of the RSUs vested in 2019, as described below.
The BMM RSUs were granted pursuant to an award agreement and are subject to time vesting only. The BMM RSUs normally vest in substantially equal one-third
installments on each of the first, second, and third anniversaries of April 2, 2018, subject to full acceleration upon a “change in control” (as defined in the BMM Equity Plan), in each case, subject to Mr. Harper remaining in continuous service with BMM or one of its affiliates through the applicable vesting date. Upon a “good leaver termination” (
i.e.
, a termination due to Mr. Harper’s death or “disability,” a termination by BMM without “cause,” or Mr. Harper’s resignation for “good reason” (each as defined in the award agreement)), a pro-rata
portion of Mr. Harper’s unvested BMM RSUs will vest (based on the number of days Mr. Harper was employed during the applicable vesting period), and the portion that does not vest will be eligible to vest if a “change in control” occurs within the three-month period immediately following the good leaver termination date. Acceleration under the “good leaver termination” clause is subject to Mr. Harper execution of a release of claims in favor of BMM. Mr. Harper will receive one Class B Unit of BMM (or a cash payment in an amount equal to the fair market value of such Class B Unit) in respect of each vested BMM RSU within 60 days after the first to occur of (i) the consummation of a “change in control,” (ii) Mr. Harper’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) April 2, 2021. Dividend equivalents (if any) accrued on the BMM RSUs based on non-cash
dividends on the underlying stock will be credited to a dividend book entry account and paid in the same form as the underlying dividends at the same time the underlying BMM RSUs are settled.
The BMM PSUs were granted pursuant to an award agreement and are subject to both time and performance vesting. The BMM PSUs will time vest upon the earlier of April 2, 2021 and the consummation of a “change in control,” subject to Mr. Harper remaining in continuous service with BMM or one of its affiliates through the applicable vesting date. The portion of the BMM PSUs that performance vests will equal a percentage (between 0% and 200%) of the target number of BMM PSUs specified in the award agreement, with such percentage determined based on the extent to which the value of the “total proceeds” (as defined in the award agreement) exceeds $1,000,000. Upon a “good leaver termination” (defined in the same manner as described above for the BMM RSUs), a pro-rata
portion of the target number of Mr. Harper’s BMM PSUs will time vest (based on the number of days Mr. Harper was employed during the time vesting period ending April 2, 2021) and remain outstanding and eligible to fully vest based on achievement of the performance-vesting terms described above and the portion that does not time vest will be eligible to fully vest if a “change in control” occurs within the three-month period immediately following the good leaver termination date, with the level of vesting dependent upon achievement of the performance-vesting terms described above. The “good leaver termination” treatment is subject to Mr. Harper execution of a release of claims in favor of BMM. Mr. Harper will receive one Class B Unit of BMM (or a cash payment in an amount equal to the fair market value of such Class B Unit) and a dividend equivalent payment (if any) in respect of each BMM PSU within 60 days after vesting.
In March of 2019, the Compensation Committee awarded the following BMM RSUs and BMM PSUs to Mr. Harper:

Name	BMM RSUs (#)	Target BMM PSUs (#)
C. Gregory Harper	4,109	8,229

In connection with his separation from BMM, Mr. Harper’s BMM RSUs and BMM PSUs will be treated consistently with the underlying award agreements, as provided in the Harper Release Agreement (defined below).
LINN Incentive Compensation.
Before the Company’s
spin-off
from LINN in 2018, each of our NEOs, with the exception of Mr. Furbee and Mr. Harper, held LINN equity awards. Upon completion of the spin-off
with LINN, our NEOs who held
then-outstanding
LINN restricted stock units (“LINN RSUs”) received one legacy restricted stock unit in the Company (“Legacy RSU”) under the Riviera Equity Plan in respect of each such outstanding LINN RSU. Mr. Rottino received 126,408 Legacy RSUs, Mr. Frew received 33,806 Legacy RSUs and Mr. Schluter received 35,082 Legacy RSUs. For each of Mr. Rottino, Mr. Frew and Mr. Schluter, half of the Legacy RSUs vested on February 28, 2019, and the other half vested on February 28, 2020. Additionally, in connection with the spin-off,
Mr. Rottino received 236,783 shares of common stock of the Company.
Cash Conversion Program.
On June 13, 2019, we announced the commencement of a tender offer to repurchase up to $40,000,000 of common stock, and in July 2019, we repurchased an aggregate of 2,666,666 shares of common stock, at a price of $15.00 per share, pursuant to such tender offer. In July 2019, in consideration of the stock repurchase that occurred in July 2019, the Board approved the adoption of a partial cash conversion program (the “Cash Conversion Program”) in order to further align the interests of the Company’s employees who hold outstanding equity awards under the Riviera Equity Plan (such as RSUs and Legacy RSUs), including our NEOs (except Mr. Harper), with those of our stockholders. The Cash Conversion Program allowed the Company’s employees who hold RSUs or Legacy RSUs, including our NEOs (except Mr. Harper), to elect to convert 4.4% of their outstanding RSUs or Legacy RSUs into the right to receive a cash payment of $15.00 per share upon settlement of the award, effective as of December 1, 2019, generally subject to the same terms and conditions (including vesting) as the underlying RSUs or Legacy RSUs. The number of RSUs converted for each NEO holding RSUs was converted proportionately across each of the three RSU vesting tranches. All of our NEOs with RSUs or Legacy RSUs elected to participate in the Cash Conversion Program with respect to the number of RSUs and Legacy RSUs listed in the table below:

Name	RSUs (#)	Legacy RSUs (#)
David Rottino	6,026	2780
Daniel Furbee	3,236	0
James G. Frew	2,909	743
Darren Schluter	1,995	771
C. Gregory Harper	N/A	N/A

Other Benefits.
We do not maintain a defined benefit pension plan or nonqualified deferred compensation plan (other than RSU awards with deferred settlement) for our NEOs. We provide a basic benefits package generally to all employees, which includes a 401(k) plan and eligibility to receive employer matching contributions, and health, disability and life insurance.
Employment Agreements
The Company has entered into an employment agreement with Mr. Rottino and an offer letter with Mr. Furbee and BMM has entered into an employment agreement with Mr. Harper, which, in each case, set forth the terms of each executive’s employment. The Company assumed the Third Amended and Restated Employment Agreement between LINN Operating, LLC and Mr. Rottino (the “Rottino Employment Agreement”), dated February 28, 2017. The Company entered into an offer letter with Mr. Furbee (the “Furbee Offer Letter”), effective March 26, 2018. BMM entered into an Employment Agreement with Mr. Harper, effective April 2, 2018, and the Company and BMM entered into Amendment No. 1 to Employment Agreement with Mr. Harper, effective April 2, 2018 (together, the “Harper Employment Agreement”). In connection with his separation from BMM, Mr. Harper will be entitled to receive severance benefits generally consistent with those provided under the Harper Employment Agreement, as well as payment of his COBRA premiums for up to six (6) months following termination, subject to him entering into and not revoking a release agreement substantially in the form attached to the Employment Agreement (the “Harper Release Agreement”), pursuant to which, other than as provided in the Harper Release Agreement, the Harper Employment Agreement terminates.

The Rottino Employment Agreement provides Mr. Rottino with an initial base salary of not less than $500,000 per year; an annual bonus opportunity initially targeted at 100% of his annual base salary; eligibility for long-term

incentive compensation awards established periodically by the Board in its sole discretion, and the right to participate in the benefit plans, programs and arrangements available to the Company’s other senior executives generally, subject to the terms and conditions of such plans, programs and arrangements.
In April 23, 2018, LINN entered into a letter agreement with Mr. Rottino, which, among other things, provided that he is entitled to certain tax protections in connection with the conversion of his equity interests in LINN Management Co LLC or LINN Energy Holdco LLC into LINN common stock.
The Harper Employment Agreement provided Mr. Harper with an initial base salary of $480,000 per year; an annual bonus opportunity initially targeted at 100% of his annual base salary; eligibility for a grant of equity-based awards pursuant to BMM’s Equity Plan, subject to the approval of the BMM board of directors; and eligibility to participate in the same benefit plans and programs as similarly situated BMM executives.
The Furbee Offer Letter provides Mr. Furbee with an initial base salary of $325,000 per year; an annual bonus opportunity targeted at 60% of his annual base salary; the right to receive a grant of RSUs under the Riviera Equity Plan, which Mr. Furbee received in 2018; and the right to participate in the health, welfare and retirement programs of the Company in accordance with their terms and conditions.
Upon any termination of employment with the Company, Mr. Rottino will be entitled to: (i) his accrued but unpaid base salary as of the termination date, and (ii) any other amounts that may be reimbursable by the Company as expressly provided under the Rottino Employment Agreement. Upon a termination of employment due to death or “disability” (as defined in the Rottino Employment Agreement). Mr. Rottino is also entitled to (i) any earned (or deemed earned) but unpaid bonus amount for the year before termination, and (ii) a pro rata bonus for the year of termination, each of which is payable in a lump sum within 30 days of termination.
The Rottino Employment Agreement also provides Mr. Rottino severance benefits payable upon a termination of employment by Riviera without “cause” or by Mr. Rottino for “good reason” (each as defined in the Rottino Employment Agreement) (any such termination constituting an “Eligible Termination” if occurring during the period beginning six months before and ending two years after a “change of control,” also as defined in the Rottino Employment Agreement), consisting of: (i) any earned (or deemed earned) but unpaid annual bonus for the year before termination; (ii) a pro rata annual bonus for the year of termination; (iii) two times (or, upon an Eligible Termination, two-and-a-half
times) the sum of his (x) base salary at the highest rate in effect at any time during the
36-month
period immediately before the employment termination date, plus (y) target annual bonus for the year in which his termination occurs (or, upon an Eligible Termination, the highest annual bonus he was paid during the
36-month
period immediately preceding the change of control); (iv) continued health insurance benefits under the Company group health plan (at the employee rate) for the “maximum required period” (or, upon an Eligible Termination, for 18 months), subject to his continued eligibility for COBRA coverage and terminable if he obtains other employment offering group health plan coverage; and (v) reimbursement of the Company’s portion of any health insurance premium expenses paid by Mr. Rottino for up to six months after the end of the “maximum required period.” Each of items (i) through (iii) above is payable in a lump sum within 30 days of termination (or, for any incremental amount due upon a change of control, within 30 days of the change of control).
The Rottino Employment Agreement also provides that, upon a termination of employment due to Mr. Rottino’s death or disability, by the Company without cause, or by Mr. Rottino for good reason, all of Mr. Rottino’s outstanding and unvested long-term
incentive awards will immediately vest.
All severance payments described above are subject to Mr. Rottino entering into, and not revoking, a release of claims and continued material compliance with restrictive covenants discussed below.

The Rottino Employment Agreement provides for a Code Section 280G
“best-net”
cutback, which would cause an automatic reduction in Mr. Rottino’s change of control severance payments and benefits in the event such reduction would result in Mr. Rottino receiving greater payments and benefits on an after-tax
basis.
The Rottino Employment Agreement subjects Mr. Rottino to employment term non-competition,
as well as employment term and
12-month
post-employment
non-solicitation
and
non-interference,
restrictive covenants. It also subjects him to assignment of inventions and employment term and five-year
post-employment
confidentiality covenants. Upon an Eligible Termination, Mr. Rottino will not be subject to the post-employment
non-solicitation
and
non-interference
covenants.
The Harper Employment Agreement provides, upon a termination of employment by BMM without “cause” or by Mr. Harper for “good reason” (each as defined in the Harper Employment Agreement), separation benefits consisting of (i) cash severance in an amount equal to the sum of (A) twelve months of his current base salary and (B) his target annual amount, payable in twelve (12) substantially equal annual installments; and (iii) a pro rata annual bonus for the year of termination, based on actual performance, which will be paid at the same time bonuses for the year of termination are paid to other senior executives of the Company. In addition to the severance benefits summarized above, pursuant to the Harper Release Agreement, Mr. Harper will be eligible to receive payment of his COBRA premiums for up to six (6) months following termination, subject to him entering into and not revoking the Harper Release Agreement.
The Harper Employment Agreement provides for a Code Section 280G “best net” cutback, which would cause an automatic reduction in Mr. Harper’s change of control severance payments and benefits in the event such reduction would result in Mr. Harper receiving greater payments and benefits on an after tax basis.
The Harper Employment Agreement subjects Mr. Harper to employment term and
12-month
post-employment
non-competition,
non-solicitation
and
non-interference
restrictive covenants. It also subjects him to assignment of inventions and perpetual confidentiality covenants. Under the Harper Release Agreement, Mr. Harper’s severance benefits will remain subject to his continued compliance with the restrictive covenant provisions of the Harper Employment Agreement, which survive his termination.
Severance Plan
The Company assumed the LINN Energy, Inc. Severance Plan (the “LINN Severance Plan”) through March 1, 2019, at which time it implemented the Riviera Resources, Inc. Severance Plan (the “Company Severance Plan”), which was largely based on the LINN Severance Plan. The Company Severance Plan provides severance benefits to eligible Company employees, including our NEOs (other than Mr. Rottino and Mr. Harper), in the event of certain qualifying terminations of employment (as described below), with the amount of the severance benefits determined according to four different tiers based on the employee’s position within the Company. Any Company employees who is provided severance through another agreement is not eligible for severance under the Company Severance Plan, and as such, Mr. Rottino is not eligible to receive severance benefits under the Company Severance Plan. All Company Severance Plan participants are eligible to receive severance if they are terminated by the Company without “cause” (as defined in the Company Severance Plan), and certain Company Severance Plan participants in the first tier (including our NEOs (other than Mr. Rottino and Mr. Harper)) also are eligible to receive severance upon a resignation for “good reason” (as defined in the Company Severance Plan), with the severance, in each case, consisting of, for our covered NEOs, (i) one year of base salary, payable in a lump sum no later than the regular pay period after the date that is two-and-a-half
months after the last day of the calendar year of termination, (ii) a pro-rated
annual bonus for the year of termination, payable in a lump sum no later than the regular pay period after the date that is two-and-a-half
months after the last day of the calendar year of termination, (iii) 12 months of COBRA coverage, and (iv) three months of fees paid to third parties for outplacement assistance. All severance payments described above are subject to execution and non-revocation
of a release of claims and continued material compliance with restrictive covenants discussed below.
The Company Severance Plan contains restrictive covenants applicable to our NEOs, specifically: (i)
 non-competition
during the participant’s employment and for nine months thereafter, and (ii)
 non-solicitation
of current customers and employees during employment and for one year thereafter.

Policy Prohibiting Hedging and Pledging
We consider it improper and inappropriate for our directors, officers and other employees to engage in any transactions that hedge or offset, or are designed to hedge or offset, any decrease in the value of our securities. As such, our insider trading policy prohibits all our directors, officers and other employees from engaging in any speculative or hedging transactions or any other transactions that are designed to offset any decrease in the value of our securities. Our insider trading policy also prohibits all our directors, officers and other employees from holding our securities in a margin account or pledging our securities as collateral for a loan. None of our directors or executive officers has pledged shares of our stock as collateral for a loan or holds shares of our stock in a margin account.
Relation of Compensation Policies and Practices to Risk Management
In combination with our
risk-management
practices, we do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company. In making this determination, we considered the following:
•	The Company’s compensation package for our NEOs provides a mixture of cash and equity, annual and longer term compensation, and time-based and performance-based awards.
•	The Riviera Equity Plan (or, for Mr. Harper, the BMM Equity Plan), which is intended to comprise the largest percentage of each NEO’s overall compensation package, is heavily weighted toward long-term
performance.
•	The Company’s annual incentive bonus program for executives is subject to the discretion of the Compensation Committee.
•	The Company sets high ethical expectations for its employees, including the executives, through its policies and procedures, including the Code of Conduct and Business Ethics, and provides various mechanisms for reporting of issues.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion & Analysis set forth above. Based on this review and discussion, the Compensation Committee has recommended to the board of directors of the Company that the Compensation Discussion & Analysis be included in this annual report.
The Compensation Committee of Riviera Resources, Inc.
Evan Lederman
Joseph A. Mills
Win Rollins
Thanasi Skafidas
Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Exchange Act that might incorporate this Amended Filing or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.

2019 Summary Compensation Table
The following table includes the compensation earned by our NEOs for 2019, and their respective titles as of December 31, 2019.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
David Rottino	2019	525,000	577,500	0	143,290	1,245,790
President, Chief Executive Officer and Director	2018	512,500	590,625	5,796,983	11,000	6,911,108
	2017	500,000	1,000,000	24,734,849	20,800	26,255,649
Daniel Furbee	2019	325,000	214,500	0	59,740	599,240
Executive Vice President and Chief Operating Officer	2018	243,376	219,375	2,039,076	9,750	2,511,577
James G. Frew	2019	300,000	165,000	0	65,980	530,980
Executive Vice President and Chief Financial Officer	2018	300,000	168,750	2,347,114	11,000	2,826,864
Darren Schluter	2019	300,000	165,000	0	52,690	517,690
Executive Vice President, Finance, Administration and Chief Accounting Officer	2018	300,000	168,750	1,809,911	11,000	2,289,661
C. Gregory Harper Former Chief Executive Officer, BMM	2019	480,000	240,000	6,883,632	11,200	7,614,832

(1)	We have included all compensation earned by each NEO who was an NEO in 2018 even though the Company was officially formed on August 7, 2018, and as such, some of the included compensation paid and other benefits provided to our NEOs came from LINN and may not be indicative of the Company’s compensation practices. Compensation paid to Mr. Rottino for 2017 represents amounts that were both paid and previously reported by LINN.

(2)	The amounts for each NEO for 2019 reflect annual incentive bonuses approved by the Compensation Committee for performance in 2019. The 2019 amounts were not actually paid until February 2020. See “Compensation Discussion & Analysis—Elements of Executive Compensation—Annual Incentive Awards” for further information regarding 2019 annual incentive awards. The amount for Mr. Rottino for 2017 was previously reported by LINN and was approved by the LINN compensation committee for performance in 2017. The 2017 amount was not actually paid until January 2018.

(3)	The amount for Mr. Harper for 2019 reflects the aggregate grant date fair value of the BMM RSUs and BMM PSUs granted under the BMM Equity Plan, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 13 to the Company’s audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019. The value ultimately realized upon the actual vesting of the awards may or may not be equal to this determined value. The BMM PSUs are subject to market conditions. No performance targets have currently been met. If the maximum level of performance were to be achieved for the BMM PSUs granted in 2019, the grant date value for those BMM PSUs would be $4,840,133.

The amount for each NEO (other than Mr. Harper) for 2018 reflects the aggregate grant date fair value of the RSUs, Legacy RSUs and PSUs granted under the Riviera Equity Plan, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 13 to the Company’s audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018. The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to this determined value. The PSUs are subject to market conditions. No performance targets have currently been met.
The 2017 amount reflects the aggregate grant date fair value of (i) restricted stock units granted under LINN’s omnibus incentive plan and (ii) class B units of LINN Energy Holdco LLC, which were intended to be “profits interests” for U.S. federal income tax purposes, granted under the LINN Energy Holdco LLC Incentive Interest Plan (“Holdco LLC Plan”), computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts were included in Note 15 to LINN’s audited consolidated financial statements included in LINN’s Annual Report on Form
10-K
for the year ended December 31, 2017. These calculations assumed full achievement of all performance conditions applicable to the Class B Units granted under the Holdco LLC Plan.

(4)	The amounts in this column for 2019 are detailed in the table immediately below.

Name	Company Contribution to 401(k) Plan ($)	Cash Conversion Program ($)(a)
David Rottino	11,200	132,090
Daniel Furbee	11,200	48,540
James G. Frew	11,200	54,780
Darren Schluter	11,200	41,490
C. Gregory Harper	11,200	—

(a)	Represents the value of vested and unvested RSUs and Legacy RSUs that were converted into cash rights pursuant to the Cash Conversion Program, as described in further detail under “Compensation Discussion & Analysis—Elements of Executive Compensation—Cash Conversion Option.”

2019 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based
awards to our NEOs during 2019.

				Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock	Grant Date Fair Value
Name	Award Type		Grant Date	Threshold (#)	Target (#)	Maximum (#)	Awards: Number of Shares of Stock or Units	of Stock and Option Awards (3)
David Rottino	—		—	—	—	—
Daniel Furbee	—		—	—	—	—
James G. Frew	—		—	—	—	—
Darren Schluter	—		—	—	—	—
C. Gregory Harper	BMM RSU	(1)	03/07/2019	—	—	—	4,109	4,463,566
	BMM PSU	(2)	03/07/2019	0	8,229	16,458	—	2,420,067

(1)	As described in further detail under “Compensation Discussion and Analysis—Elements of Executive Compensation—Long Term Incentive Compensation,” the BMM RSUs generally vest in three equal annual installments, beginning on April 2, 2019. In connection with Mr. Harper’s separation from BMM, the BMM RSUs will be treated consistently with the underlying award agreement, as provided in the Harper Release Agreement.

(2)	As described in further detail under “Compensation Discussion and Analysis—Elements of Executive Compensation—Long Term Incentive Compensation,” the BMM PSUs vest based on the achievement of equity value growth conditions. At the time of Mr. Harper’s resignation, none of his BMM PSUs were vested. In connection with Mr. Harper’s separation from BMM, the BMM PSUs will be treated consistently with the underlying award agreement, as provided in the Harper Release Agreement.

(3)	Reflects the aggregate grant date fair value of BMM RSUs and BMM PSUs granted under the Riviera Equity Plan calculated in accordance with the ASC Topic 718, without taking into account estimated forfeitures, based on the market value of a Class B Unit of BMM on the date of grant. For information about assumptions made in the valuation of these awards, see Note 13 to the Company’s audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.

Outstanding Equity Awards at 2019 Fiscal
Year-End
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2019.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Rottino	08/07/18	60,424	(1)	482,184	(4)	—		—
	12/15/18	88,399	(2)	705,424	(4)	—		—
	12/15/18	—		—		264,524	(6)	2,110,902	(8)

Daniel Furbee	12/15/18	47,360	(2)	377,933	(4)	—		—
	12/15/18	—		—		141,717	(6)	1,130,902	(8)

James G. Frew	08/07/18	16,160	(1)	128,957	(4)	—		—
	12/15/18	42,148	(2)	336,341	(4)	—		—
	12/15/18	—		—		126,121	(6)	1,006,446	(8)

Darren Schluter	08/07/18	16,770	(1)	133,825	(4)	—		—
	12/15/18	29,204	(2)	233,048	(4)	—		—
	12/15/18	—		—		87,388	(6)	697,356	(8)

C. Gregory Harper	03/07/2019	2,740.703	(3)	1,826,350	(5)	—		—
	03/07/2019	—		—		8,229	(7)	52,913	(9)

(1)	The outstanding Legacy RSUs subsequently vested on February 28, 2020. The numbers reflected exclude unvested RSUs that were converted into cash rights pursuant to the Cash Conversion Program as described in further detail under “Compensation Discussion & Analysis—Elements of Executive Compensation—Cash Conversion Option.”
(2)	The RSUs vest in two equal annual installments on each of July 1, 2020 and July 1, 2021. The numbers reflected exclude unvested RSUs that were converted into cash rights pursuant to the Cash Conversion Program as described in further detail under “Compensation Discussion & Analysis—Elements of Executive Compensation—Cash Conversion Option.”
(3)	Half of the BMM RSUs vested on April 2, 2020 and the other half of the BMM RSUs were scheduled to vest on April 2, 2021. In connection with Mr. Harper’s separation from BMM, the BMM RSUs will be treated consistently with the underlying award agreement, as provided in the Harper Release Agreement.
(4)	Amounts reported are based on the market value of our common stock on December 31, 2019 ($7.98 per share), the last trading day of 2019.
(5)	Amounts reported for BMM RSUs (applicable only to Mr. Harper) are based on the market value of a Class B Unit of BMM on December 31, 2019 utilizing the fair value as of December 31, 2019, calculated by Duff and Phelps to be $666.38 per unit.
(6)	The PSUs vest according to performance conditions as described in further detail under “Compensation Discussion & Analysis—Elements of Executive Compensation—Riviera Long-Term Incentive Compensation.”
(7)	The BMM PSUs vest according to performance conditions as described in further detail under “Compensation Discussion & Analysis—Elements of Executive Compensation—BMM Long-Term Incentive Compensation.” In connection with Mr. Harper’s separation from BMM, the BMM PSUs will be treated consistently with the underlying award agreement, as provided in the Harper Release Agreement.
(8)	Amounts reported assume target-level payout of PSUs.
(9)	Amount reported assumes target-level payout of BMM PSUs.

Option Exercises and Stock Vested in 2019
The following table sets forth certain information with respect to the number of shares vested for stock awards during 2019, with respect to our NEOs. None of our NEOs held any stock options in 2019.

	Riviera Stock Awards		BMM Unit Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)	Number of Units Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)
David Rottino	104,699	1,459,912	—	—
Daniel Furbee	23,712	300,668	—	—
James G. Frew	37,233	507,505	—	—
Darren Schluter	31,392	434,777	—	—
C. Gregory Harper	—	—	1,369	1,486,367

(1)	Consists of Legacy RSUs and RSUs that vested during 2019, including shares withheld for payment of applicable taxes associated with the vesting. The RSUs that vested in 2019 were not settled upon vesting but will be settled within 60 days after the first to occur among (i) the consummation of a “change in control,” (ii) the NEO’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) July 1, 2021. The numbers reflected in this column do not include vested RSUs that were converted into cash rights pursuant to the Cash Conversion Program, as described in further detail under “Compensation Discussion & Analysis—Elements of Executive Compensation—Cash Conversion Option.”
(2)	Amounts represent the market value of the shares of our common stock on the relevant vesting date ($14.87 for the Legacy RSUs on February 28, 2019, and $12.68 for the RSUs on July 1, 2019), multiplied by the number of shares that were issued upon vesting.
(3)	Consists of BMM RSUs that vested on April 2, 2019, including shares withheld for payment of applicable taxes associated with the vesting. The BMM RSUs that vested in 2019 were not settled upon vesting but will be settled within 60 days after the first to occur among (i) the consummation of a “change in control,” (ii) the NEO’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) April 2, 2021. In connection with Mr. Harper’s separation from BMM, the BMM RSUs will be treated consistently with the underlying award agreement, as provided in the Harper Release Agreement.
(4)	Amounts reported for BMM RSUs (applicable only to Mr. Harper) are based on the market value of a Class B Unit of BMM on April 2, 2019, utilizing the fair value as of March 7, 2019, calculated by Duff and Phelps to be $1,086.29 per unit.
Pension Benefits
The Company does not currently provide pension benefits to any NEOs.
Nonqualified Deferred Compensation
The following table provides information for each of our NEOs regarding aggregate executive contributions, aggregate earnings for 2019 and year-end
account balances based on vested RSU awards.

Name	Executive Contributions in Last FY ($)		Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions in Last FY ($)		Aggregate Balance at Last FYE ($)
David Rottino	586,235	(1)	(14,606	) (3)	(202,711	) (5)	368,919	(7)
Daniel Furbee	314,071	(1)	(7,882	) (3)	(107,073	) (5)	199,116	(7)
James G. Frew	279,506	(1)	(7,233	) (3)	(89,560	) (5)	182,713	(7)
Darren Schluter	193,675	(1)	(4,875	) (3)	(66,030	) (5)	122,770	(7)
C. Gregory Harper	1,486,367	(2)	(553,130	)(4)	(55,444	) (6)	877,794	(8)
(1)	Represents the value as of the vesting date on July 1, 2019 of the RSUs earned by our NEOs (other than Mr. Harper) as described in the Compensation Discussion & Analysis section under “Compensation Discussion & Analysis—Elements of Executive Compensation—Riviera Long-Term Incentive Compensation,” including vested RSUs that were converted into cash rights pursuant to the Cash Conversion Program, as described in further detail under “Compensation Discussion & Analysis—Elements of Executive Compensation—Cash Conversion Option.” The RSUs entitle each NEO (other than Mr. Harper) to receive one share of the Company’s common stock for each RSU within 60 days after the first to occur among (i) the consummation of a change in control, (ii) the NEO’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) July 1, 2021. The value for each RSU is based on the closing price of the Company’s common stock on the July 1, 2019 vesting date in the amount of $12.68 per share.

(2)	Represents the value as of the vesting date on April 2, 2019 of the BMM RSUs earned by Mr. Harper as described in the Compensation Discussion & Analysis section under “Compensation Discussion & Analysis—Elements of Executive Compensation—BMM Long-Term Incentive Compensation.” The BMM RSUs entitle Mr. Harper to receive one Class B Unit of BMM for each BMM RSU within 60 days after the first to occur among (i) the consummation of a change in control, (ii) Mr. Harper’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) April 2, 2021. The value for each BMM RSU represents the fair value of the units of BMM on April 2, 2019 as determined by Duff and Phelps to be $1,086.29 per unit, multiplied by the number of units that vested. In connection with Mr. Harper’s separation from BMM, the BMM RSUs will be treated consistently with the underlying award agreement, as provided in the Harper Release Agreement.

(3)	Reflects (a) the $4.25 per share dividend earned on vested RSUs (other than vested RSUs converted into cash rights pursuant to the Cash Conversion Program or vested RSUs forfeited to cover certain tax withholding obligations), (b) vested RSUs converted into cash under the Cash Conversion Program, and (c) the decrease in value from July 1, 2019, to December 31, 2019, of the shares underlying vested RSUs held by each NEO (other than Mr. Harper) that will be settled in shares of the Company’s common stock within 60 days after the first to occur among (i) the consummation of a “change in control,” (ii) the NEO’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) July 1, 2021. The number of such deferred settlement RSUs for each NEO (other than Mr. Harper) was multiplied by the difference in the closing price of the Company’s common stock on July 1, 2019, of $12.68 and on December 31, 2019, of $7.98, a decline in value of $4.70 per share (which includes a $4.25 per share dividend).

(4)	Reflects the decrease in value from July 1, 2019, to December 31, 2019, of the units underlying vested BMM RSUs held by Mr. Harper that will be settled in Class B Units within 60 days after the first to occur among (i) the consummation of a “change in control,” (ii) Mr. Harper’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) April 2, 2021. The number of such deferred settlement BMM RSUs for Mr. Harper was multiplied by the difference in the fair value of BMM’s Class B Units on April 2, 2019, of $1,086.29 as calculated by the March 7, 2019 Duff & Phelps Report, and the fair value on December 31, 2019, of $666.38, as calculated by the December 31, 2019 Duff & Phelps Report, a decline in value of $419.91 per unit.

(5)	Reflects (a) the $4.25 per share dividend earned on vested RSUs (other than vested RSUs converted into cash rights pursuant to the Cash Conversion Program or vested RSUs forfeited to cover certain tax withholding obligations) and (b) vested RSUs forfeited to cover tax withholding obligations.

(6)	Reflects vested BMM RSUs forfeited to cover tax withholding obligations.

(7)	Represents
the value, as of December 31, 2019, of both the RSUs held by each NEO (other than Mr. Harper) that will be settled in shares of the Company’s common stock and the RSUs that were converted for each NEO (other than Harper) pursuant to the Cash Conversion Program that will be settled in cash; each within 60 days of the first to occur among (i) the consummation of a “change in control,” (ii) the NEO’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) July 1, 2021. The value for each RSU is based on the closing price of the Company’s common stock as of December 31, 2019, in the amount of $7.98 per share. The value of each RSU that was converted pursuant to the Cash Conversion Program is based on the $15.00 cash payment amount per share.

(8)	Represents the value as of December 31, 2019, of the BMM RSUs held by Mr. Harper that will be settled in Class B Units of BMM within 60 days after the first to occur among (i) the consummation of a “change in control,” (ii) Mr. Harper’s termination for any reason (to the extent such termination constitutes a “separation from service” under Section 409A of the Code), and (iii) April 2, 2021. The value for each BMM RSU is based on the fair value of a Class B Unit of BMM as calculated by the December 31, 2019 Duff & Phelps Report, to be $666.38 per unit.

Potential Payments Upon Termination or Change in Control
The following table sets forth information concerning the change in control and severance payments to be made to each of our NEOs (other than Mr. Harper, whose employment terminated on April 27, 2020) in connection with a change in control or termination of employment, based on a termination and change in control date of December 31, 2019 and the fair market value of a share of common stock on December 31, 2019 ($7.98 per share). The below table only includes information for employment termination or change in control events that trigger vesting or severance-related
payments, and assumes that each NEO below will take all action necessary or appropriate for such NEO to receive the maximum available benefit, such as execution of a release of claims. Additional descriptions of the terms of our agreements, plans, and arrangements with our NEOs are set forth in “Executive Compensation—Compensation Discussion & Analysis—Elements of Executive Compensation.”
The precise amount that each NEO below would receive cannot be determined with certainty until a termination or change in control has occurred.
Potential Payments upon Termination or Change in Control

Name (1)	Event	Salary Continuation ($)	Pro-Rated Bonus ($)		Continuation of Medical Benefits ($)	Outplacement Assistance ($)	Acceleration of Equity Awards ($)(2)	Total Termination Payments ($)(3)
David Rottino	Termination Without Cause or for Good Reason	2,100,000	525,000		49,349	—	5,409,411	8,083,760

	Eligible Termination	2,821,875	525,000		37,012	—	5,409,411	8,793,298

	Change in Control	—	—		—	—	5,409,411	5,409,411

	Death or Disability	—	525,000		—	—	5,409,411	5,934,411

Daniel Furbee	Termination Without Cause or for Good Reason	325,000	195,000	(4)	24,674	950	2,639,736	3,185,360

	Change in Control	—	—		—	—	2,639,736	2,639,736

	Qualifying Sale Termination	—	—		—	—	2,639,736	2,639,736

	Death or Disability	—	—		—	—	2,639,736	2,639,736

James G. Frew	Termination Without Cause or for Good Reason	300,000	150,000	(4)	24,674	950	2,478,189	2,953,813

	Change in Control	—	—		—	—	2,478,189	2,478,189

	Qualifying Sale Termination	—	—		—	—	2,478,189	2,478,189

	Death or Disability	—	—		—	—	2,478,189	2,478,189

Darren Schluter	Termination Without Cause or for Good Reason	300,000	150,000	(4)	24,674	950	1,761,585	2,237,209

	Change in Control	—	—		—	—	1,761,585	1,761,585

	Qualifying Sale Termination	—	—		—	—	1,761,585	1,761,585

	Death or Disability	—	—		—	—	1,761,585	1,761,585

(1)	Mr. Rottino is party to an employment agreement that provides severance as described in further detail under “Compensation Discussion and Analysis—Employment Agreements.” Messrs. Furbee, Frew and Schluter are provided severance benefits through the Company Severance Plan as described in further detail under “Compensation Discussion & Analysis—Severance Plan.” Treatment of equity for each of our NEOs other than Mr. Harper is described in further detail under “Compensation Discussion & Analysis—Elements of Executive Compensation—Riviera Long-Term Incentive Compensation.”

(2)	Amounts reported are based on the acceleration of all Legacy RSUs, RSUs, and PSUs (at maximum achievement) that were unvested on December 31, 2019, valued at the fair market value of our common stock on December 31, 2019 ($7.98 per share). The remaining unvested Legacy RSUs subsequently vested on February 28, 2020.

(3)	Nonqualified deferred compensation benefits, which are set forth in the Nonqualified Deferred Compensation table, are excluded from this table.

(4)	Assumes payout will be equal to target cash incentive amount for 2019.

Mr. Harper, who was an executive officer serving at the end of 2019, is not included in the table immediately above because, as of the date of this Amended Filing, he is no longer an executive officer. In connection with his separation from BMM, Mr. Harper will be entitled to receive severance benefits generally consistent with those provided under the Harper Employment Agreement, as well as payment of his COBRA premiums for up to six (6) months following termination, subject to him entering into and not revoking the Harper Release Agreement, as described in further detail under “Compensation Discussion and Analysis—Employment Agreements.”
Pay Ratio Disclosure
As required by Section 953(b) of the
Dodd-Frank
Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the total annual compensation of our employees and the annual total compensation of our president and chief executive officer:
•	For 2019, the median of the total annual compensation of all employees of our Company (excluding our CEO) was $146,484; and
•	For 2019, our last completed fiscal year, the total annual compensation of our chief executive officer, as reported in the Summary Compensation Table below, was $1,204,090.
Based on this information, for 2019, the ratio of the annual total compensation of Mr. Rottino, our president and chief executive officer, to the median of the annual total compensation of all employees was 8.22 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:
•	We determined that, as of December 31, 2019, our employee population consisted of approximately 250 full-time
employees, with all of these individuals located in the United States. This population did not include employees who were on leaves of absence as of December 31, 2019, or any part-time
or temporary employees.
•	To identify the “median employee” from our employee population, we used cash compensation consisting of base salary, 401k match and annual bonus, as reflected in our payroll records as reported to the Internal Revenue Service on Form
W-2
for 2019 but excluding the value of LINN shares vesting under the LINN equity plan before or in connection with the spin-off
(the “LINN Legacy Vestings”). In making this determination, we annualized the base pay or monthly wages and annual bonus amounts paid in respect of 2019 for those full-time
employees who did not work for the entire
12-month
period.
•	Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2019, in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K
(but excluding the LINN Legacy Vestings), resulting in annual total compensation of $146,484.
•	With respect to the total annual compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table.
Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Director Compensation
For 2019, the Company did not provide compensation, other than reimbursement of business-related expenses, to directors.

On January 9, 2020, the Board elected Mr. Mills to the Board as an independent director, effective immediately, to fill the vacancy created by Philip A. Brown’s resignation. The full Board approved compensation for Mr. Mills for 2020, based on the recommendation of the Compensation Committee. For 2020, Mr. Mills will receive (i) an annual cash retainer of $125,000, paid quarterly; (ii) an award of time-vesting restricted stock units under the Riviera Equity Plan, with an upfront grant date value of $125,000 (the “Director RSUs”); and (iii) reimbursement of business-related expenses. The Director RSUs vest in substantially equal installments on the first and second anniversaries of the grant date, subject to continued service, and accelerate upon an earlier (A) change in control of the Company, (B) Mr. Mills’ termination in a “qualifying sale termination” or (C) Mr. Mills’ termination due to death or disability. Further, if Mr. Mills’ service on the Board ceases due to his failure to be re-elected
to the Board other than for cause, gross misconduct, ineligibility or refusal, the Director RSUs that would have vested on the next vesting date will vest, with any unvested Director RSUs remaining outstanding and eligible to vest upon a change in control of the Company that occurs within the three-month period after his termination.
Currently, the Company does not, and does not intend to, provide compensation, other than reimbursement of business-related expenses, to directors other than Mr. Mills.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of April 24, 2020, the number of shares beneficially owned by: (i) each person who is known to us to beneficially own more than 5% of a class of shares; (ii) the current directors and nominees of our Board; (iii) each NEO; and (iv) all current directors and executive officers as a group. We obtained certain information in the table from filings made with the SEC. Unless otherwise noted, each beneficial owner has sole voting power and sole investment power.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding
5% Stockholders:
Elliott funds(2)	15,106,030	26.09%
Fir Tree funds(3)	13,746,600	23.74%
York Capital funds(4)	8,314,254	14.36%
Directors and Named Executive Officers:
David B. Rottino	287,744	*
Daniel Furbee	0	*
James G. Frew	16,945	*
Darren Schluter	17,006	*
C. Gregory Harper	—	—
Evan Lederman	—	—
Joseph A. Mills	—	—
Win Rollins	—	—
Thanasi Skafidas	—	—
All Directors and Executive Officers as a Group (9 persons)(5)	321,695	*

*	Less than 1% based on the 57,907,609 shares outstanding as of April 24, 2020
(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
(2)	Consists of (i) 4,833,978 shares owned by The Liverpool Limited Partnership (“Liverpool”) and (ii) 10,272,052 shares owned by Spraberry Investments Inc. (“Spraberry,” and collectively with Liverpool, the “Elliott funds”). The sole limited partner of Liverpool is Elliott Associates, L.P. (“EALP”). Spraberry is an indirect subsidiary of Elliott International, L.P. (“EILP”). Elliott Investment Management L.P. (“EIM”) is the investment manager of EILP and is regulated by the U.S. Securities and Exchange Commission as an investment adviser. EIM has voting and investment discretion with respect to the shares held by Spraberry and may be deemed to be the beneficial owner thereof. The sole limited partner of EILP is Elliott International Limited. There is no single beneficial shareholder of Elliott International Limited holding shares equal to 10% or more of its total capital. EIM is the investment manager of EALP and has voting and investment discretion with respect to the shares held by Liverpool and may be deemed to be the beneficial owner thereof. There is no single beneficial limited partner of EALP holding limited partnership interests equal to 10% or more of its total capital. Win Rollins, a member of the investment team of Elliott Management Corporation, an affiliate of the Elliott funds and EIM, serves on the Board of Directors of the Company. The address and telephone number of each of the foregoing entities and Mr. Rollins is c/o Elliott Management Corporation, 40 West 57th Street, New York, New York 10019 and (212)
974-6000.

(3)	Consists of (i) 524,659 shares owned by Fir Tree Capital Opportunity Master Fund III, L.P., (ii) 1,422,634 shares owned by Fir Tree Capital Opportunity Master Fund, L.P., (iii) 9,534,604 shares owned by Fir Tree E&P Holdings VI, LLC, and (iv) 1,100,461 shares owned by FT SOF IV Holdings, LLC (collectively, the “Fir Tree funds”). Fir Tree Capital Management LP (“FTCM”) (f/k/a Fir Tree Inc.) is the investment manager for the Fir Tree funds. Jeffrey Tannenbaum, David Sultan and Clinton Biondo control FTCM. Each of FTCM, Messrs. Tannenbaum, Sultan and Biondo has voting and investment power with respect to the shares of common stock owned by the Fir Tree funds and may be deemed to be the beneficial owner of such shares. Evan S. Lederman serves on the Board of Directors of the Company and is a partner of FTCM. Mr. Lederman does not have voting and investment power with respect to the shares of common stock owned by the Fir Tree funds in his capacity as a partner of FTCM. The address and telephone number of each of the foregoing entities, Messrs. Tannenbaum, Biondo, Sultan and Lederman is c/o Fir Tree Capital Management LP, 55 West 46th Street, 29th Floor, New York, New York 10036 and (212)
599-0090.

(4)	Consists of (i) 1,272,029 shares owned by York Capital Management, L.P., (ii) 2,953,878 shares owned by York Credit Opportunities Investments Master Fund, L.P., (iii) 2,318,853 shares owned by York Credit Opportunities Fund, L.P., (iv) 1,769,494 shares owned by York
Multi-Strategy
Master Fund, L.P., and (v) 129,493 shares owned by Exuma Capital, L.P. (collectively, the “York Capital funds”). York Capital Management Global Advisors, LLC (“YCMGA”) is the senior managing member of the general partner of each of the York Capital funds. James G. Dinan is the chairman of, and controls, YCMGA. Each of YCMGA and Mr. Dinan has voting and investment power with respect to the shares owned by each of the York Capital funds and may be deemed to be beneficial owners thereof. Each of YCMGA and Mr. Dinan disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. Thanasi Skafidas, a Vice President of York, serves on the Board of Directors of the Company. The address and telephone number of the York Capital funds, Mr. Dinan and Mr. Skafidas is 767 Fifth Avenue, 17th Floor, New York, New York 10153 and (212)
300-1300.

(5)	The address of each beneficial owner is c/o Riviera Resources, Inc., 600 Travis Street, Suite 1700, Houston, Texas 77002.
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
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In the ordinary course of our business, we purchase products or services from, or engage in other transactions with, various third parties. Occasionally, these transactions may involve entities that are affiliated with one or more members of our Board. When they occur, these transactions are conducted in the ordinary course and on an arms-length
basis.
Review and Approval of Related Party Transactions
We review all relationships and transactions in which our company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. We have developed and implemented processes and controls to obtain information from our directors and executive officers with respect to related party transactions and for then determining, based on the facts and circumstances, whether we or a related party has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related party are disclosed in our annual proxy statement. In addition, our Board reviews and approves or ratifies or disapproves any related party transaction that is required to be disclosed. In the course of its review of a disclosable related party transaction, consideration is given to:
•	the nature of the related party’s interest in the transaction;
•	the material terms of the transaction, including, without limitation, the amount and type of transaction;
•	the importance of the transaction to the related party;
•	the importance of the transaction to us;
•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and
•	any other matters deemed appropriate.
Any director who is a related party with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at the meeting where the transaction is considered.
Related Party Transactions
Since January 1, 2019, other than the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the sections titled “Compensation Discussion & Analysis” and “Director Compensation,” and as set forth below there have been no transactions in which:
we have been or are to be a participant;
the amount involved exceeded or is expected to exceed $120,000; and
any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
Private Share Repurchases
In May 2019, the Company purchased at a discount to market, 278,587 shares of common stock from York Select Strategy Master Fund, L.P. at an average price of $13.55 for a total cost of approximately $ 4 million. In July 2019, the Company purchased at a discount to market, 285,024 shares of common stock from Fir Tree Capital Opportunity Master Fund, L.P. and 39,485 shares of common stock from Fir Tree Capital Opportunity Fund (E), L.P. at an average price of $ 10.90 for a total cost of approximately $ 4 million. Each of these Funds are owned and managed by one of the Company’s principal shareholders.

Water Handling Agreement
On January 31, 2019, a subsidiary of Blue Mountain entered into an agreement to gather, treat or dispose of produced water from Roan Resources LLC (“Roan”), whereby Roan agreed to pay certain fees to the subsidiary of Blue Mountain for water handling and treatment services provided, as applicable. On April 1, 2019, Blue Mountain began providing services under the agreement. The original term of the agreement is until January 31, 2029. For the year ended December 31, 2019, the Company recorded revenue from Roan of approximately $21 million, included in “marketing revenues” on the consolidated and combined statement of operations. Elliott, one of the Company’s principal shareholders, was a principal shareholder of Roan during 2019 until Roan’s merger with Citizen Energy Operating, LLC (“Citizen LLC”) on December 6, 2019.
Gas Purchasing and Processing Agreement
Blue Mountain has an agreement in place with Roan for the purchase and processing of natural gas from certain of Roan’s properties. For the year ended December 31, 2019 the Company made natural gas purchases from Roan of approximately $101 million, included in “marketing expenses” on the consolidated and combined statements of operations. Elliott, one of the Company’s principal shareholders, was a principal shareholder of Roan during 2019 until Roan’s merger with Citizen LLC on December 6, 2019.
Merger with Citizen Energy
In December 2019, Roan stockholders approved an Agreement and Plan of Merger (“Merger”) between Roan and Citizen LLC under which Roan became a wholly-owned subsidiary of Citizen LLC. The effective date of the Merger was December 6, 2019, and as a result of the Merger, the Company and Roan no longer share certain mutual directors and significant stockholders. Consequently future transactions with Roan as of the date of effective date of the Merger will no longer be considered related party transactions.
Director Independence
Our common stock is quoted for trading on OTCQX. Pursuant to the OTCQX Rules for U.S. Companies (“OTCQX Rules”), we are required to have at least two independent members of the Board. Pursuant to Item 407(a)(1)(ii) of Regulation
S-K
of the SEC, the Board is required to affirmatively determine and disclose the independence of each director, and nominee for election as a director, based on the director independence standards of a national securities exchange or an inter-dealer quotation system having certain director independence requirements. As such, we have adopted our definition of independence from the National Association of Securities Dealers Automated Quotations (the “NASDAQ”). The NASDAQ independence definition includes a series of objective tests, including that the director is not an employee or executive officer of our company and has not engaged in various types of business dealings with our company. In addition, as further required by NASDAQ Marketplace Rule 5605(a)(2), the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.
The Board has assessed the independence of each non employee director under the Company’s guidelines, the OTCQX Rules and the NASDAQ definition of independence. The Board has affirmatively determined that, under the OTCQX Rules and NASDAQ definition of independence, Messrs. Lederman, Mills, Rollins and Skafidas are independent directors, based on information provided by the directors.

Item 14.	Principal Accounting Fees and Services

Audit Fees
The fees for professional services rendered by KPMG LLP for the audit of our annual consolidated and combined financial statements for the years ended December 31, 2019 and December 31, 2018, and the reviews of the financial statements included in any of our Quarterly Reports on Forms
10-Q
and Company’s other filings with the SEC, including related comfort letters and consents for 2019 and 2018, were approximately $1,143,298 and $2,225,000, respectively. In addition, in connection with our wholly-owned
subsidiary Blue Mountain Midstream LLC, we incurred audit fees to KPMG LLP of $715,000 and $525,000 for the year ended December 31, 2019 and December 31, 2018, respectively.
Audit-Related
Fees
We did not incur any
audit-related
fees for the years ended December 31, 2019 and December 31, 2018.
Tax Fees
We did not incur any tax fees for the years ended December 31, 2019 and December 31, 2018.
All Other Fees
We did not incur any other fees for the years ended December 31, 2019 and December 31, 2018 for any other services provided by KPMG LLP.
Audit Committee Approval of Audit and
Non-Audit
Services
The Audit Committee
pre-approves
all audit and
non-audit
services to be provided to us by our independent public accountant in the upcoming year at the last meeting of each calendar year and at subsequent meetings as necessary. The non-audit
services to be provided are specified and shall not exceed a specified dollar limit. During the course of a fiscal year, if additional non-audit
services are identified, these services are presented to the Audit Committee for pre-approval.
All of the services covered under the caption
“Audit-Related
Fees” were approved by the Audit Committee and none were provided under the de minimis
exception of Section 10A of the Exchange Act.
Report of the Audit Committee
The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. Management has the primary responsibility for the preparation of the financial statements and the reporting process, including the systems of internal control. With respect to the consolidated financial statements for the year ended December 31, 2019, the Audit Committee reviewed and discussed the consolidated financial statements of Riviera. and the quality of financial reporting with management and the independent public accountant. In addition, it discussed with the independent public accountant the matters required to be discussed by Auditing Standard No. 1301,
Communications with Audit Committees
, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) on August 15, 2012. The Audit Committee also discussed with the independent public accountant its independence from Riviera and received from the independent public accountant the written disclosures and the letter from the independent public accountant complying with the applicable requirements of the PCAOB regarding the independent public accountant’s communications with the Audit Committee concerning independence. The Audit Committee determined that the non-audit
services provided to Riviera by the independent public accountant are compatible with maintaining the independence of the independent public accountant. The Audit Committee also considered whether, to assure continuing auditor independence, it would be advisable to regularly rotate the audit firm itself. With respect to rotation of the audit firm, the Audit Committee has concluded that the current benefits to the Company from continued retention of KPMG LLP warrant retaining the firm at this time.

Based on the reviews and discussions described above, the Audit Committee recommended to the Company’s Board that the consolidated financial statements of Riviera be included in Riviera’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.
Submitted By:

Audit Committee

Joseph A. Mills (Chair)
Evan Lederman
Thanasi Skafidas

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Exchange Act that might incorporate this Amended Filing or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.

Part IV
Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See Part II, Item 8. Financial Statements and Supplementary Data of the Annual Report on Form
10-K.
(a)(2) Financial Statement Schedule
All schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Annual Report on Form
10-K.
(a)(3) Listing of Exhibits
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

2.2+	—
Purchase and Sale Agreement, dated December 19, 2019, by and between Riviera Operating, LLC, as seller, and Crescent Pass Energy, LLC, as buyer (incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K filed February 28, 2020)

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

Exhibit Number		Description

10.4	—
First Amendment to Credit Agreement, dated as of September 29, 2017, to the Credit Agreement, dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc., as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 filed on June 27, 2018)

10.5	—
Second Amendment to Credit Agreement, dated as of April 30, 2018, to Credit Agreement dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 filed on June 27, 2018)

10.6	—
Third Amendment to Credit Agreement dated March 12, 2019, to the Credit Agreement dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 14, 2019)

10.7	—
Fourth Amendment to Credit Agreement dated September 27, 2019, to the Credit Agreement dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2019)

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

10.12	—	Transition Services Agreement, dated August 7, 2018, between Linn Energy, Inc. and Riviera Resources, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 10, 2018)

10.13	—	Registration Rights Agreement, dated as of August 7, 2018, among Riviera Resources, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 10, 2018)

10.14†	—	Third Amended and Restated Employment Agreement of David B. Rottino, dated February 28, 2017, (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1 filed on June 27, 2018)

Exhibit Number		Description

10.15†	—	Letter Agreement, dated April 19, 2018, between David B. Rottino and Linn Energy, Inc. (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1 filed on June 27, 2018)

10.16†	—	Offer Letter to Daniel Furbee, dated March 19, 2018 (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 filed on June 27, 2018)

10.17†	—	Employment Agreement of Greg Harper, dated March 29, 2018 (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on June 27, 2018)

10.18†	—
Amendment No. 1 to Employment Agreement of Greg Harper, dated July 17, 2018 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1/A filed on July 19, 2018)

10.19†	—	Riviera Resources, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-8 filed August 7, 2018)

10.20†	—	Form of Performance-Vesting Stock Unit Agreement pursuant to the Riviera Resources, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-8 filed August 7, 2018)

10.21†	—	Form of Restricted Stock Unit Agreement pursuant to the Riviera Resources, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-8 filed August 7, 2018)

10.22†	—	Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 8, 2018)

10.23†	—	First Amendment to the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report to Form 10-Q filed May 9, 2019)

10.24†	—
Form of Performance-Vesting Security Unit Agreement pursuant to the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to Form S-1 filed on June 27, 2018)

10.25†	—	Form of Restricted Security Unit Agreement pursuant to the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to Form S-1 filed on June 27, 2018)

10.26#	—
Amended and Restated Gas Gathering and Processing Agreement, dated April 1, 2017, between Linn Energy Holdings, LLC and Linn Midstream, LLC (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed February 28, 2020)

10.27	—
Release from Dedication to the Amended and Restated Gas Gathering and Processing Agreement, dated October 9, 2018, between Blue Mountain Midstream LLC and Roan Resources LLC (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed February 28, 2020)

10.28	—
Amendment No. 1 to the Amended and Restated Gas Gathering and Processing Agreement, dated November 1, 2018, between Blue Mountain Midstream LLC (as successor to Linn Midstream, LLC) and Roan Resources LLC (as successor to Linn Energy Holdings, LLC) (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed February 28, 2020)

21.1	—	List of Significant Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed February 28, 2020)

23.1	—	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed February 28, 2020)

23.2	—	Consent of DeGolyer and MacNaughton – Riviera (incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K filed February 28, 2020).

Exhibit Number		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to Annual Report on Form 10-K filed February 28, 2020)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to Annual Report on Form 10-K filed February 28, 2020)

31.3*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.4*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer (incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K filed February 28, 2020)

32.2	—	Section 1350 Certification of Chief Financial Officer (incorporated by reference to Exhibit 32.2 to Annual Report on Form 10-K filed February 28, 2020)

99.1	—	2019 Report of DeGolyer and MacNaughton (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed February 28, 2020)

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2020	RIVIERA RESOURCES, INC.

	By:	/s/ David B. Rottino
David B. Rottino
President and Chief Executive Officer

Date: April 29, 2020	By:	/s/ James G. Frew
James G. Frew
Executive Vice President and Chief Financial Officer

Date: April 29, 2020	By:	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President, Finance, Administration and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David B. Rottino	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2020
David B. Rottino

/s/ James G. Frew	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 29, 2020
James G. Frew

/s/ Darren R. Schluter	Executive Vice President, Finance, Administration and Chief Accounting Officer (Principal Accounting Officer)	April 29, 2020
Darren R. Schluter

/s/ Evan Lederman	Director	April 29, 2020
Evan Lederman

/s/ Joseph A. Mills	Director	April 29, 2020
Joseph A. Mills

/s/ Win Rollins	Director	April 29, 2020
Win Rollins

/s/ Thanasi Skafidas	Director	April 29, 2020
Thanasi Skafidas