Form 10-Q
period 2020-03-31
Riviera Resources, Inc.
filed 2020-05-07
CIK 1737204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of April 30, 2020, there were 57,907,609 shares of common stock, par value $0.01 per share, outstanding.

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

MMcfe/d. MMcfe per day.

MMMBtu.  One billion British thermal units.

NGL.  Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$165,223	$116,237
Accounts receivable – trade, net	28,474	51,355
Derivative instruments	12,075	7,283
Restricted cash	29,090	32,932
Other current assets	14,549	12,853
Assets held for sale	1,195	104,773
Total current assets	250,606	325,433
Noncurrent assets:
Oil and natural gas properties (successful efforts method)	178,738	180,307
Less accumulated depletion and amortization	(128,041)	(35,603)
	50,697	144,704

Other property and equipment	399,905	388,851
Less accumulated depreciation	(70,272)	(50,381)
	329,633	338,470

Other noncurrent assets	6,675	7,652
	6,675	7,652
Total noncurrent assets	387,005	490,826
Total assets	$637,611	$816,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$55,743	$80,579
Derivative instruments	14	1,087
Other accrued liabilities	14,758	26,728
Distributions payable	57,908	—
Liabilities held for sale	809	35,177
Total current liabilities	129,232	143,571
Noncurrent liabilities:
Credit facilities	72,800	69,800
Asset retirement obligations and other noncurrent liabilities	22,684	29,337
Total noncurrent liabilities	95,484	99,137
Commitments and contingencies (Note 10)
Equity:
Preferred Stock ($0.01 par value, 30,000,000 shares authorized; no shares issued at March 31, 2020, or December 31, 2019)	—	—
Common Stock ($0.01 par value, 270,000,000 shares authorized; 57,907,609 shares and 58,168,756 shares issued at March 31, 2020, and December 31, 2019, respectively)	579	581
Additional paid-in capital	802,616	861,764
Retained (deficit) earnings	(390,300)	(288,794)
Total equity	412,895	573,551
Total liabilities and equity	$637,611	$816,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$14,798	$76,345
Gains (losses) on commodity derivatives	8,079	(13,241)
Marketing revenues	33,922	67,347
Other revenues	31	6,003
	56,830	136,454
Expenses:
Lease operating expenses	4,951	24,052
Transportation expenses	2,174	19,150
Marketing expenses	21,319	53,389
General and administrative expenses	9,904	19,039
Exploration costs	—	1,238
Depreciation, depletion and amortization	10,319	21,772
Impairment of assets held for sale and long-lived assets	106,784	—
Taxes, other than income taxes	1,215	6,300
(Gains) losses on sale of assets and other, net	460	(27,265)
	157,126	117,675
Other income and (expenses):
Interest expense, net of amounts capitalized	(929)	(971)
Other, net	(60)	(589)
	(989)	(1,560)
Reorganization items, net	(221)	—
(Loss) income before income taxes	(101,506)	17,219
Income tax expense	—	4,493
Net (loss) income	$(101,506)	$12,726
(Loss) income per share:
Basic	$(1.75)	$0.18
Diluted	$(1.75)	$0.18

Weighted average shares outstanding ‒ basic	58,162	68,817
Weighted average shares outstanding ‒ diluted	58,162	69,000
Distributions declared per share	$1.00	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2019	58,169	$581	$861,764	$(288,794)	$573,551
Net loss		—	—	(101,506)	(101,506)
Repurchases of common stock	(323)	(3)	(2,063)	—	(2,066)
Issuance of common stock	62	1	823	—	824
Accrued distributions to shareholders		—	(57,908)	—	(57,908)
March 31, 2020	57,908	$579	$802,616	$(390,300)	$412,895

	Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2018	69,197	$692	$1,256,730	$4,952	$1,262,374
Net income		—	—	12,726	12,726
Repurchases of common stock	(2,488)	(25)	(34,412)	—	(34,437)
Issuances of common stock	82	1	1,485	—	1,486
March 31, 2019	66,791	$668	$1,223,803	$17,678	$1,242,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flow from operating activities:
Net (loss) income	$(101,506)	$12,726
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	10,319	21,772
Impairment of assets held for sale and long-lived assets	106,784	—
Deferred income taxes	—	4,493
Total (gains) losses on derivatives, net	(8,079)	15,421
Cash settlements on derivatives	2,173	(5,085)
Share-based compensation expenses	(3,575)	4,236
(Gains) losses on sale of assets and other, net	181	(28,564)
Other	980	1,583
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	19,835	26,536
(Increase) decrease in other assets	(1,358)	9,257
Decrease in accounts payable and accrued expenses	(22,095)	(15,840)
Decrease in other liabilities	(7,715)	(8,857)
Net cash provided by (used in) operating activities	(4,056)	37,678
Cash flow from investing activities:
Development of oil and natural gas properties	(1,337)	(30,512)
Purchases of other property and equipment	(16,322)	(23,183)
Proceeds from sale of properties and equipment and other	66,512	60,141
Net cash provided by investing activities	48,853	6,446
Cash flow from financing activities:
Repurchases of shares	(2,653)	(34,130)
Proceeds from borrowings	3,000	96,225
Repayments of debt	—	(24,300)
Debt issuance costs paid	—	(2,715)
Net cash provided by financing activities	347	35,080
Net increase in cash, cash equivalents and restricted cash	45,144	79,204
Cash, cash equivalents and restricted cash:
Beginning	149,169	49,777
Ending	$194,313	$128,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Unless otherwise indicated or the context otherwise requires, references herein to the “Company” refer to Riviera Resources, Inc. (“Riviera”) and its consolidated subsidiaries.  Unless otherwise indicated or the context otherwise requires, references herein to “LINN Energy” refer to Linn Energy, Inc. and its consolidated subsidiaries.

In 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.  The LINN Debtors emerged from bankruptcy in 2017.  See Note 10 for additional details.  In 2018, LINN Energy completed the spin-off of Riviera from LINN Energy.  To effect the separation, LINN Energy and certain of its then direct and indirect subsidiaries undertook an internal reorganization, including the conversion of Riviera Resources, LLC from a limited liability company to a corporation named Riviera Resources, Inc.

Nature of Business

Riviera is an independent oil and natural gas company with a strategic focus on efficiently operating its mature low-decline assets, developing its growth-oriented assets, and returning capital to shareholders.  Riviera is quoted for trading on the OTCQX Market under the ticker “RVRA.”

The Company has two reporting segments: upstream and Blue Mountain.  The Company’s upstream reporting segment properties are located in two operating regions in the United States (“U.S.”): the Mid-Continent and North Louisiana.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.  During 2020, the Company divested all of its properties located in the Uinta Basin and East Texas operating regions.  During 2019, the Company divested all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions.  See Note 3 for additional information.

Principles of Consolidation and Reporting

The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  The condensed consolidated financial statements for prior periods include certain reclassifications that were made to conform to current presentation.  Such reclassifications have no impact on previously reported net income (loss), stockholders’ equity, or cash flows.  Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.

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

Fair Value of Financial Instruments

The carrying values of the Company’s receivables, payables and credit facilities are estimated to be substantially the same as their fair values at March 31, 2020, and December 31, 2019.  See Note 8 for details about the fair value of the Company’s derivative financial instruments.

Recently Adopted Accounting Standard

In June 2016, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that is intended to change the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments.  The Company adopted this ASU effective January 1, 2020, using the modified retrospective effective date method.  The Company’s trade receivables due in one year or less represent substantially all the items that are within the scope of the new standard.  The adoption of this ASU did not have a material impact on the Company’s results of operations or financial position.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and national economic data.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is remote.  The balance in the Company’s allowance for doubtful accounts related to trade accounts receivable was approximately $1 million at both March 31, 2020, and December 31, 2019.

Impairment of Assets Held for Sale and Long-Lived Assets

Proved Oil and Natural Gas Properties

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

Based on the analysis described above, for the three months ended March 31, 2020, the Company recorded a noncash impairment charge of approximately $87 million associated with proved oil and natural gas properties.  Of this charge, approximately $85 million related to properties located in Oklahoma and approximately $2 million related to properties held for sale.  The impairment charge was primarily due to a decline in commodity prices.  The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement.  The impairment charge is included in “impairment of assets held for sale and long-lived assets” on the condensed consolidated statement of operations and is associated with the upstream reporting segment.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unproved Oil and Natural Gas Properties

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

Based on the analysis described above, during the three months ended March 31, 2020, the Company recorded a noncash impairment charge of approximately $3 million associated with unproved oil and natural gas properties located in Oklahoma.  The impairment was primarily due to a decline in commodity prices.  The impairment charge is included in “impairment of assets held for sale and long-lived assets” on the condensed consolidated statement of operations and is associated with the upstream reporting segment.

Other Property and Equipment

The Company evaluates the impairment of its other property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The carrying values of other property and equipment are reduced to fair value when the expected undiscounted future cash flows are less than net book value.  Significant inputs used to determine the fair values of other property and equipment include estimates of future operating costs, future volumes and future commodity prices.  These inputs require assumptions by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

Based on the analysis described above, during the three months ended March 31, 2020, the Company recorded a noncash impairment charge of approximately $17 million associated with its crude oil gathering system assets.  The impairment was primarily due to a decline in expected future volumes in the crude gathering business, related to the economics of customers drilling in the area.  The impairment charge is included in “impairment of assets held for sale and long-lived assets” on the condensed consolidated statement of operations and is associated with the Blue Mountain reporting segment.

Note 2 – Revenues

Disaggregation of Revenue

The following tables present the Company’s disaggregated revenues by source and geographic area:

	Three Months Ended March 31, 2020
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Mid-Continent	$2,608	$3,682	$649	$6,939	$—	$47	$6,986
East Texas (1)	2,829	298	210	3,337	1,627	2	4,966
North Louisiana	3,140	365	138	3,643	225	2	3,870
Uinta Basin (1)	917	(2)	(8)	907	—	—	907
Other divested properties	(34)	27	(21)	(28)	4	(20)	(44)
Blue Mountain	—	—	—	—	32,066	—	32,066
Total	$9,460	$4,370	$968	$14,798	$33,922	$31	$48,751

(1)	During 2020, the Company divested all of its properties located in these operating regions.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Three Months Ended March 31, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin (1)	$22,899	$376	$9,970	$33,245	$23,692	$5,968	$62,905
Mid-Continent	4,736	2,967	2,438	10,141	—	11	10,152
East Texas	11,486	852	603	12,941	1,089	2	14,032
North Louisiana	4,486	797	454	5,737	238	2	5,977
Uinta Basin	6,441	86	5	6,532	—	—	6,532
Michigan/Illinois (1)	7,089	650	10	7,749	—	20	7,769
Blue Mountain	—	—	—	—	42,328	—	42,328
Total	$57,137	$5,728	$13,480	$76,345	$67,347	$6,003	$149,695

(1)	During 2019, the Company divested all of its properties located in these operating regions.

Contract Balances

Under the Company’s product sales contracts, customers are invoiced once the Company’s performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.

The Company had trade accounts receivable related to revenue from contracts with customers of approximately $20 million and $43 million as of March 31, 2020, and December 31, 2019, respectively.

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

Note 3 – Divestitures

Divestitures – First Quarter 2020

On January 15, 2020, the Company completed the sale of its interest in non-operated properties located in the Drunkards Wash field in the Uinta Basin.  Cash proceeds from the sale of these properties were approximately $4 million (including a deposit of approximately $450,000 received in 2019), and the Company recorded a net gain of approximately $1 million.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On January 31, 2020, the Company completed the sale of its interest in properties located in the Overton field in East Texas.  Cash proceeds from the sale of these properties were approximately $17 million (including a deposit of approximately $2 million received in 2019).

On February 14, 2020, the Company completed the sale of its interest in properties located in the Personville field in East Texas.  Cash proceeds from the sale of these properties were approximately $28 million (including a deposit of approximately $3 million received in 2019).

On February 28, 2020, the Company completed the sale of its office building located in Oklahoma City, Oklahoma.  Cash proceeds from the sale were approximately $21 million.

Divestitures – Subsequent Event

On April 2, 2020, the Company completed the sale of its remaining interest in properties located in East Texas.  Cash proceeds from the sale of these properties were approximately $392,000.  During the three months ended March 31, 2020, the Company recorded a noncash impairment charge of approximately $1 million to reduce the carrying value of these assets to fair value.  These properties are included in “assets held for sale” and “liabilities held for sale” on the condensed consolidated balance sheet as of March 31, 2020.

Divestitures – 2019

On November 22, 2019, the Company completed the sale of its interest in properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”).  Cash proceeds from the sale of these properties were approximately $286 million.  In connection with the Hugoton Basin Assets Sale, the buyer also acquired the Company’s interest in Mayzure, LLC, a wholly owned subsidiary of the Company, which was the counterparty to the volumetric production payment agreements based on helium produced from certain oil and natural gas properties in the Hugoton Basin.

The Company recognized pre-tax income of approximately $10 million for the three months ended March 31, 2019, from the Hugoton Basin.

On September 5, 2019, the Company completed the sale of its interest in properties located in Illinois.  Cash proceeds from the sale of these properties were approximately $4 million.

On August 30, 2019, the Company completed the sale of its interest in non-core assets located in North Louisiana.  Cash proceeds from the sale were approximately $2 million.

On July 3, 2019, the Company completed the sale of its interest in properties located in Michigan.  Cash proceeds from the sale of these properties were approximately $39 million.

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds from the sale of these properties were approximately $29 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma.  Cash proceeds from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recorded a net gain of approximately $28 million.

The 2020 and 2019 divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  The gains and losses on these divestitures are included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statements of operations and were included in the upstream reporting segment.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheets:

	March 31, 2020	December 31, 2019
	(in thousands)
Assets:
Oil and natural gas properties	$179	$17,732
Other property and equipment	1,011	85,798
Other	5	1,243
Total assets held for sale	$1,195	$104,773
Liabilities:
Asset retirement obligations	$744	$33,542
Other	65	1,635
Total liabilities held for sale	$809	$35,177

Other assets primarily include inventories and other liabilities primarily include accounts payable.

Note 4 – Equity (Deficit)

Share Repurchase Program

On July 18, 2019, the Board of Directors of the Company authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  During the three months ended March 31, 2020, the Company repurchased an aggregate of 282,742 shares of common stock at an average price of $7.31 per share for a total cost of approximately $2 million.  At April 30, 2020, approximately $22 million was available for share repurchases under the program.  Any share repurchases are subject to restrictions in the Riviera Credit Facility (as defined in Note 6).

Dividends

Although the Company paid cash distributions in 2019 and 2020, the Company is not paying a regular cash dividend.  The Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility (as defined in Note 6).

Cash Distributions

On March 9, 2020, the Board of Directors of the Company declared a cash distribution of $1.00 per share.  A cash distribution totaling approximately $58 million was paid on April 22, 2020, to shareholders of record as of the close of business on April 8, 2020.  At March 31, 2020, the Company recorded “distributions payable” of approximately $58 million on the condensed consolidated balance sheet.  In addition, approximately $12 million and $11 million for potential future distributions was recorded in restricted cash at March 31, 2020, and December 31, 2019, respectively.  At March 31, 2020, and December 31, 2019, distributions payable of approximately $1 million and $2 million, respectively, related to outstanding share-based compensation awards was also recorded.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.

Cash Distributions – Subsequent Event

On April 23, 2020, the Board of Directors of the Company approved a cash distribution of $0.75 per share.  The distribution totaling approximately $45 million is payable on or around May 12, 2020, to all shareholders of record as of the close of business on May 7, 2020.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 5 – Oil and Natural Gas Properties

Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2020	December 31, 2019
	(in thousands)

Proved properties	$173,317	$174,845
Unproved properties	5,421	5,462
	178,738	180,307
Less accumulated depletion and amortization	(128,041)	(35,603)
	$50,697	$144,704

Note 6 – Debt

Fair Value

The Company’s debt is recorded at the carrying amount on the condensed consolidated balance sheets.  The carrying amounts of the credit facilities approximate fair value because the interest rates are variable and reflective of market rates.

Riviera Credit Facility

Riviera’s credit agreement provides for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with a borrowing base and borrowing commitments of $90 million at March 31, 2020.  As of March 31, 2020, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $89 million of available borrowing capacity (which includes a reduction of approximately $701,000 for outstanding letters of credit).  The maturity date is August 4, 2021.

Redetermination of the borrowing base under the Riviera Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October.  A reduction to the borrowing base is expected with the April redetermination.

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

Blue Mountain Credit Facility

Blue Mountain Midstream’s credit agreement provides for a senior secured revolving loan facility (the “Blue Mountain Credit Facility”), with a borrowing base and a borrowing commitment of $200 million at March 31, 2020.  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities”).

The Blue Mountain Credit Facility provides for the ability to increase the aggregate commitments of the lenders to up to $400 million, subject to obtaining commitments for any such increase, which may result in an increase in Blue Mountain Midstream’s available borrowing capacity.  As of March 31, 2020, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $73 million and there was approximately $115 million of available borrowing capacity (which includes a reduction of approximately $12 million for outstanding letters of credit), subject to covenant restrictions in the Blue Mountain Credit Facility.  As of April 30, 2020, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $75 million and there was approximately $114 million of available capacity (which includes a reduction of approximately $11 million reduction for outstanding letters of credit), subject to covenant restrictions in the Blue Mountain Credit Facility.  The maturity date is August 10, 2023.

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

Note 7 – Derivatives

Commodity Derivatives

The following table presents derivative positions for the periods indicated as of March 31, 2020:

	2020	2021
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	8,250	3,650
Average price ($/MMBtu)	$2.82	$2.44
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	138	—
Average price ($/Bbl)	$64.63	$—
Natural gas basis differential positions: (1)
PEPL basis swaps:
Hedged volume (MMMBtu)	5,500	—
Hedge differential	$(0.45)	$—

(1)	Settled or to be settled, as applicable, on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

During the three months ended March 31, 2020, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps for 2021.  In addition, the Company unwound certain of its oil fixed price swaps associated with Blue Mountain Midstream for 2020 and received proceeds of approximately $377,000.  During the three months ended March 31, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and natural gas basis swaps for 2020.

The natural gas derivatives are settled based on the closing price of NYMEX Henry Hub natural gas on the last trading day for the delivery month, which occurs on the third business day preceding the delivery month, or the relevant index prices of natural gas published in Inside Federal Energy Regulatory Commission’s Gas Market Report on the first business day of the delivery month.  The oil derivatives are settled based on the average closing price of NYMEX WTI crude oil for each day of the delivery month.  The NGL derivatives are settled based on the average effective price of natural gas liquids for each day of the delivery month, published in the issue of Oil Price Information Service.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Balance Sheet Presentation

The Company’s commodity derivatives are presented on a net basis in “derivative instruments” and “other noncurrent assets” on the condensed consolidated balance sheets.  See Note 8 for fair value disclosures about commodity derivatives.  The following table summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2020	December 31, 2019
	(in thousands)
Assets:
Commodity derivatives	$12,462	$7,439
Liabilities:
Commodity derivatives	$361	$1,243

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

The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $12 million at March 31, 2020.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Gains and Losses on Derivatives

A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Gains (losses) on commodity derivatives	$8,079	$(13,241)
Marketing expenses	—	(2,180)
Gains (losses) on commodity derivatives	$8,079	$(15,421)

The Company received net cash settlements of approximately $2 million and $5 million for the three months ended March 31, 2020, and March 31, 2019, respectively.

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
	Level 2	Netting (1)	Total
		(in thousands)
Assets:
Commodity derivatives	$12,462	$(347)	$12,115
Liabilities:
Commodity derivatives	$361	$(347)	$14

(1)	Represents counterparty netting under agreements governing such derivatives.
	December 31, 2019
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$7,439	$(156)	$7,283
Liabilities:
Commodity derivatives	$1,243	$(156)	$1,087

(1)	Represents counterparty netting under agreements governing such derivatives.

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

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2019	$21,497
Liabilities added from drilling	209
Liabilities associated with assets divested	(702)
Liabilities associated with assets held for sale	(744)
Current year accretion expense	307
Settlements	(182)
Asset retirement obligations at March 31, 2020	$20,385

Note 10 – Commitments and Contingencies

On May 11, 2016, the LINN Debtors and Berry Petroleum Company, LLC (“Berry” and collectively with the LINN Debtors, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered an order approving and confirming the plan (the “Plan”) of reorganization of the Debtors (the “Confirmation Order”).  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order.

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

Note 11 – Operating Leases

Lessee

The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2022.  During the three months ended March 31, 2020, the Company recorded lease expenses of approximately $1 million.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2020, future minimum lease payments were as follows (in thousands):

2020	$2,550
2021	1,693
2022	916
2023	—
2024	—
Thereafter	—
$5,159

Lessor

The Company previously leased a building located in Oklahoma to third parties under lease agreements.  The Company sold the building in the first quarter of 2020, and the leases were terminated effective with the close of the sale.  The Company has no other lease agreements for which it is the lessor.  It determines if an arrangement is a lease at inception.

Note 12 – Share-Based Compensation

Riviera Omnibus Incentive Plan

Under the Riviera Resources, Inc. 2018 Omnibus Incentive Plan (the “Riviera Omnibus Incentive Plan”) employees, consultants and non-employee directors of the Company and its affiliates are eligible to receive stock options, restricted stock, dividend equivalents, performance awards, other stock-based awards and other cash-based awards.

As of March 31, 2020, 2,143,413 shares were issuable under the Riviera Omnibus Incentive Plan pursuant to outstanding Riviera RSUs, including (i) the Riviera Legacy RSUs, (ii) 293,183 restricted stock units of the Company granted to certain employees of the Company (the “Restricted Shares” and together with Riviera Legacy RSUs, the “Riviera RSUs”), (iii) 1,847,950 restricted stock units of the Company granted as performance units to certain employees of the Company (the “Riviera Performance Shares”) that, in the case of the Riviera Performance Shares, vest, if at all, based on the achievement of certain performance conditions specified in the award agreements.

The Committee (as defined in the Riviera Omnibus Incentive Plan) has broad authority under the Riviera Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.  As of March 31, 2020, up to 1,812,415 shares of common stock were available for issuance under the Riviera Omnibus Incentive Plan within the share reserve established under the Riviera Omnibus Incentive Plan, 214,876 of which the Committee has designated for issuance as Restricted Shares and 89,958 of which the Committee has designated for issuance as Riviera Performance Shares.  If any stock option or other stock-based award granted under the Riviera Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award shall again be available for the purpose of awards under the Riviera Omnibus Incentive Plan.  If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the Riviera Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Riviera Omnibus Incentive Plan.  Any award under the Riviera Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Blue Mountain Midstream Omnibus Incentive Plan

Blue Mountain Midstream is governed by its Second Amended and Restated Limited Liability Operating Agreement (as amended, the “BMM LLC Agreement”), which provides for two classes of membership units: Class A Units, of which 100% are held by Linn Holdco II (a wholly owned subsidiary of Riviera) and Class B Units.  Pursuant to the BMM LLC Agreement, Blue Mountain Midstream has the authority to issue an unlimited number of Class A Units and up to 58,750 Class B Units.  As of March 31, 2020, Blue Mountain Midstream has issued 701,350 Class A Units and no Class B Units.

Under the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan (as amended, the “BMM Incentive Plan”) employees and consultants of Blue Mountain Midstream and its affiliates are eligible to receive unit options, restricted units, dividend equivalents, performance awards, other unit-based awards and other cash-based awards.  The Committee (as defined in the BMM Incentive Plan) has broad authority under the BMM Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of units that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the units or the award.  The aggregate number of units available for issuance under the BMM Incentive Plan matches the maximum number of Class B Units issuable by Blue Mountain Midstream.

As of March 31, 2020, under the BMM Incentive Plan, Blue Mountain Midstream had granted awards that could result in the issuance of 55,257 Class B Units or an equivalent value in cash, at the Board’s discretion.  The issued awards include 10,825 restricted security units (“BMM RSUs”) and 22,216 performance stock units (“BMM PSUs”) (44,432 at 200% of target).  The BMM RSUs can be paid, at the Board’s discretion, in cash or an equivalent number of Class B Units.  Payment for the BMM PSUs only occurs upon the achievement by Blue Mountain Midstream of a certain equity value (subject to certain adjustments) specified in the award agreements.  If such equity value is achieved, the recipient of the BMM PSU will receive a number of Class B Units (or an equivalent value in cash, at the Board’s discretion) equal to 50% to 200% of the target number of BMM PSUs held by such individual, as specified in the award agreements.

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

Accounting for Share-Based Compensation

The condensed consolidated financial statements include 100% of employee-related expenses.  Compensation cost related to the grant of share-based awards has been recorded at the subsidiary level with a corresponding credit to liability or equity.

As a result of the Company’s history of cash settling awards, all unvested share-based compensation awards are liability classified.  The Company recorded a liability of approximately $3 million and $10 million at March 31, 2020, and December 31, 2019, respectively, related to unvested share-based compensation awards included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.  All cash settlements of liability classified awards are classified as operating activities on the condensed consolidated statements of cash flows.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Marketing expenses	$(125)	$107
General and administrative expenses	(2,900)	6,200
Total share-based compensation expenses	$(3,025)	$6,307
Income tax benefit	$—	$1,045

Riviera Restricted Stock Units

During the three months ended March 31, 2020, upon vesting of Riviera RSUs and at the election of participants, the Company repurchased 82,664 Riviera RSUs for a total cost of approximately $643,000.  In addition, 61,645 shares of common stock were issued to participants (net of statutory tax withholdings) upon vesting of Riviera RSUs.  During the three months ended March 31, 2020, the Company granted 15,357 RSUs with a fair value of approximately $125,000, that vest ratably in two tranches over approximately two years.

Performance Shares

As of March 31, 2020, there were 1,847,950 Riviera Performance Shares outstanding at 200% of target.  The fair value of Riviera Performance Shares was not material as of March 31, 2020.  The vesting of these awards is determined based on the Company’s equity value (subject to adjustment for distributions to shareholders and certain other items) at a specified time.  To date, no performance targets have been met.  The cost is expected to be recognized over the life of the award.

As of March 31, 2020, there were 44,432 BMM PSUs outstanding at 200% of target.  The fair value of BMM PSUs was not material as of March 31, 2020.  The vesting of these awards is determined based on Blue Mountain Midstream’s equity value (subject to certain adjustments) at a specified time.  To date, no performance targets have been met.  The cost is expected to be recognized over the life of the award.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)

Net (loss) income	$(101,506)	$12,726
(Loss) income per share:
Basic	$(1.75)	$0.18
Diluted	$(1.75)	$0.18

Weighted average shares outstanding ‒ basic	58,162	68,817
Dilutive effect of unit equivalents	—	183
Weighted average shares outstanding ‒ diluted	58,162	69,000

The diluted earnings per share calculation excludes the Riviera Performance Shares for the three months ended March 31, 2020, and March 31, 2019, because no performance targets have been met.  The diluted earnings per share calculation excludes approximately 184,000 restricted stock units that were anti-dilutive for the three months ended March 31, 2020.  No restricted stock units were anti-dilutive for the three months ended March 31, 2019.

Note 14 – Income Taxes

Amounts recognized as income taxes are included in “income tax expense” on the condensed consolidated statements of operations.  The Company recognized no income tax expense during the three months ended March 31, 2020, because of the full valuation allowance recorded in 2019.  The Company’s effective income tax rate was approximately 0% and 26% for the three months ended March 31, 2020, and March 31, 2019, respectively.  The Company’s federal and state statutory rate net of the federal tax benefit was approximately 25% and 24% for the three months ended March 31, 2020, and March 31, 2019, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  During the third quarter of 2019, and for the first time since Riviera’s inception, the Company’s earnings were a cumulative loss which is primarily due to losses generated during 2019.  Based on the cumulative loss and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all of its deferred tax assets as of both March 31, 2020, and December 31, 2019.  The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.  The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease, if estimates of future taxable income are increased.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 15 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other current assets” reported on the condensed consolidated balance sheets include the following:

	March 31, 2020	December 31, 2019
	(in thousands)

Prepaids	$9,415	$9,152
Other receivables	4,038	2,585
Inventories	1,096	1,116
Other current assets	$14,549	$12,853

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	March 31, 2020	December 31, 2019
	(in thousands)

Accrued compensation	$5,266	$11,314
Asset retirement obligations (current portion)	1,184	1,184
Deposits	1,176	6,111
Other	7,132	8,119
Other accrued liabilities	$14,758	$26,728

The following table provides a reconciliation of “cash and cash equivalents” reported on the condensed consolidated balance sheets to “cash, cash equivalents and restricted cash” reported on the condensed consolidated statement of cash flows:

	March 31, 2020	December 31, 2019
	(in thousands)

Cash and cash equivalents	$165,223	$116,237
Restricted cash	29,090	32,932
Cash, cash equivalents and restricted cash	$194,313	$149,169

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Cash payments for interest, net of amounts capitalized	$673	$219
Cash payments for income taxes	$—	$—
Cash payments for reorganization items, net	$249	$—

Noncash investing activities:
Accrued capital expenditures	$7,076	$20,120

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  At March 31, 2020, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $16 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), approximately $1 million related to deposits and approximately $12 million related to distributions.  At December 31, 2019, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $16 million that will be used to settle certain claims in accordance with the Plan, approximately $6 million related to deposits and approximately $11 million related to distributions.

Note 16 – Related Party Transactions

Roan Resources LLC

During 2019, through December 6, 2019, certain members of the Board of Directors of the Company were also members of the board of directors of Roan Resources, Inc.  Additionally certain of the Company’s principal stockholders were also significant stockholders of Roan Resources, Inc.

For the three months ended March 31, 2019, the Company made natural gas purchases from Roan Resources LLC of approximately $34 million, included in “marketing expenses” on the condensed consolidated statements of operations.

Note 17 – Segments

The Company has two reporting segments: upstream and Blue Mountain.  The upstream reporting segment is engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs.  The Company’s upstream reporting segment properties are located in two operating regions in the U.S.: the Mid-Continent and North Louisiana.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play.  During 2020, the Company divested all of its properties located in the Uinta Basin and East Texas operating regions.  During 2019, the Company divested all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions.  See Note 3 for additional information about divestitures.

To assess the performance of the Company’s reporting segments, the Company’s Chief Operating Decision Maker (“CODM”) analyzes field level cash flow, a non-GAAP financial metric.  The Company defines field level cash flow as revenues less direct operating expenses.  Other indirect income (expenses) include “general and administrative expenses,” “exploration costs,” “depreciation, depletion and amortization,” “(gains) on sale of assets and other, net,” “impairment of long-lived assets,” “other income and (expenses)” and “reorganization items, net.”  Information regarding total assets by reporting segment is not presented because it is not reviewed by the CODM.

During the first quarter of 2020, the definition of field level cash flow analyzed by the Company’s CODM was revised to report within segment results, expenses previously reported as unallocated to segments.  Information presented for the prior period has been recast to conform to current presentation.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables present the Company’s financial information by reporting segment:

	Three Months Ended March 31, 2020
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$14,798	$—	$14,798
Marketing revenues	1,856	32,066	33,922
Other revenues	31	—	31
	16,685	32,066	48,751

Lease operating expenses	4,951	—	4,951
Transportation expenses	2,174	—	2,174
Marketing expenses	54	21,265	21,319
Taxes other than income taxes	624	591	1,215
Total direct operating expenses	7,803	21,856	29,659
Field level cash flow	8,882	10,210	19,092
Gains on commodity derivatives	7,613	466	8,079
Other indirect income (expenses)	(107,709)	(20,968)	(128,677)
Loss before income taxes	$(91,214)	$(10,292)	$(101,506)

	Three Months Ended March 31, 2019
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$76,345	$—	$76,345
Marketing revenues	25,019	42,328	67,347
Other revenues	6,003	—	6,003
	107,367	42,328	149,695

Lease operating expenses	24,052	—	24,052
Transportation expenses	19,150	—	19,150
Marketing expenses	19,784	33,605	53,389
Taxes other than income taxes	5,625	675	6,300
Total direct operating expenses	68,611	34,280	102,891
Field level cash flow	38,756	8,048	46,804
Losses on commodity derivatives	(12,445)	(796)	(13,241)
Other indirect income (expenses)	(6,024)	(10,320)	(16,344)
(Loss) income before income taxes	$20,287	$(3,068)	$17,219

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.  The following discussion contains forward-looking statements based on expectations, estimates and assumptions.  Actual results may differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, volatility of oil, natural gas and natural gas liquids (“NGL”) prices or a prolonged period of low oil, natural gas or NGL prices and the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”), such as Saudi Arabia, and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the price of oil, the effects of excess supply of oil and natural gas resulting from the reduced demand caused by the novel coronavirus disease (“COVID-19”) global pandemic and the actions by certain oil and natural gas producing countries, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, the capacity and utilization of midstream facilities, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10‑Q and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, and elsewhere in the Annual Report.

The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Unless otherwise indicated or the context otherwise requires, references herein to the “Company” refer to Riviera Resources, Inc. (“Riviera”) and its consolidated subsidiaries.  Unless otherwise indicated or the context otherwise requires, references herein to “LINN Energy” refer to Linn Energy, Inc. and its consolidated subsidiaries.

In 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.  The LINN Debtors emerged from bankruptcy in 2017.  See Note 10 for additional details.  In 2018, LINN Energy completed the spin-off of Riviera from LINN Energy.  To effect the separation, LINN Energy and certain of its then direct and indirect subsidiaries undertook an internal reorganization, including the conversion of Riviera Resources, LLC from a limited liability company to a corporation named Riviera Resources, Inc.

Riviera is an independent oil and natural gas company with a strategic focus on efficiently operating its mature low-decline assets, developing its growth-oriented assets, and returning capital to shareholders.  Riviera is quoted for trading on the OTCQX Market under the ticker “RVRA.”

Executive Overview

The Company has two reporting segments: upstream and Blue Mountain.  The Company’s upstream reporting segment properties are located in two operating regions in the United States (“U.S.”):

•	Mid-Continent, which includes properties in the Northwest STACK in northwestern Oklahoma and various other oil and natural gas producing properties and mineral acreage throughout Oklahoma; and
•	North Louisiana, which includes oil and natural gas properties producing primarily from the Hosston, Cotton Valley Bossier and Smackover formations.

During 2020, the Company divested all of its properties located in the Uinta Basin and East Texas operating regions.  During 2019, the Company divested all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions.  See Note 3 for additional information.

The Blue Mountain reporting segment consists of a state of the art cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.

In addition to the activities described above, during the first quarter of 2020, the Company engaged an investment bank to explore a potential sale or merger of Riviera or Blue Mountain Midstream.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

For the three months ended March 31, 2020, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $15 million compared to $76 million for the three months ended March 31, 2019;
•	average daily production of approximately 72 MMcfe/d compared to 265 MMcfe/d for the three months ended March 31, 2019;
•	net loss of approximately $102 million compared to net income of $13 million for the three months ended March 31, 2019;
•	noncash impairment charge of approximately $107 million;
•	capital expenditures of approximately $14 million compared to $61 million for the three months ended March 31, 2019; and
•	11 wells drilled (all successful) compared to 13 wells drilled (all successful) for the three months ended March 31, 2019.

Divestitures – First Quarter 2020

On January 15, 2020, the Company completed the sale of its interest in non-operated properties located in the Drunkards Wash field in the Uinta Basin (the “Drunkards Wash Asset Sale”).  Cash proceeds from the sale of these properties were approximately $4 million (including a deposit of approximately $450,000 received in 2019), and the Company recorded a net gain of approximately $1 million.

On January 31, 2020, the Company completed the sale of its interest in properties located in the Overton field in East Texas (the “Overton Assets Sale”).  Cash proceeds from the sale of these properties were approximately $17 million (including a deposit of approximately $2 million received in 2019).

On February 14, 2020, the Company completed the sale of its interest in properties located in the Personville field in East Texas (the “Personville Assets Sale”).  Cash proceeds from the sale of these properties were approximately $28 million (including a deposit of approximately $3 million received in 2019).

On February 28, 2020, the Company completed the sale of its office building located in Oklahoma City, Oklahoma.  Cash proceeds from the sale were approximately $21 million.

Divestitures – Subsequent Event

On April 2, 2020, the Company completed the sale of its remaining interest in properties located in East Texas.  Cash proceeds from the sale of these properties were approximately $392,000.  During the three months ended March 31, 2020, the Company recorded a noncash impairment charge of approximately $1 million to reduce the carrying value of these assets to fair value.  These properties are included in “assets held for sale” and “liabilities held for sale” on the condensed consolidated balance sheet as of March 31, 2020.

Divestitures – 2019

On November 22, 2019, the Company completed the sale of its interest in properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”).  Cash proceeds from the sale of these properties were approximately $286 million.  In connection with the Hugoton Basin Assets Sale, the buyer also acquired the Company’s interest in Mayzure, LLC (“Mayzure”), a wholly owned subsidiary of the Company, which was the counterparty to the volumetric production payment agreements based on helium produced from certain oil and natural gas properties in the Hugoton Basin.

On September 5, 2019, the Company completed the sale of its interest in properties located in Illinois.  Cash proceeds from the sale of these properties were approximately $4 million.

On August 30, 2019, the Company completed the sale of its interest in non-core assets located in North Louisiana.  Cash proceeds from the sale were approximately $2 million.

On July 3, 2019, the Company completed the sale of its interest in properties located in Michigan.  Cash proceeds from the sale of these properties were approximately $39 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds from the sale of these properties were approximately $29 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma.  Cash proceeds from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recorded a net gain of approximately $28 million.

Impact of Decline in Commodity Prices

The Company and the oil and gas industry has been critically impacted by recent events, including the initial dramatic increase in output from the Organization of the Petroleum Exporting Countries and destruction of demand resulting from the unprecedented global health and economic crisis sparked by the COVID-19 pandemic.  In order to reduce expenses, in April 2020, the Board of Directors of the Company made the decision to consolidate the management of Blue Mountain Midstream within the Company’s existing executive management team.  The Company plans to further reduce expenses by integration of the operations of the two companies wherever practical.

Impairment of Assets Held for Sale and Long-Lived Assets

During the three months ended March 31, 2020, the Company recorded a noncash impairment charge of approximately $107 million.  Of this charge, approximately $88 million related to proved and unproved oil and natural gas properties located in Oklahoma, approximately $2 million related to properties held for sale and approximately $17 million related to Blue Mountain Midstream’s crude oil gathering system assets.  The impairment charge was primarily due to a decline in commodity prices and a decline in expected future volumes.  See Note 1 for additional information.

2020 Oil and Natural Gas and Midstream Capital Budget

During the three months ended March 31, 2020, based on market prices, the Company deferred its operated drilling program in North Louisiana, reducing 2020 budgeted capital by approximately $21 million.  Because these wells were not expected to come on line until the fourth quarter of 2020, the impact on the Company’s results of operations for the year ended December 31, 2020, is not expected to be material.

For 2020, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $28 million, including approximately $3 million related to its oil and natural gas capital program and approximately $25 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Impact of COVID-19 Pandemic

Certain remote work arrangements have not adversely affected the Company’s ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.  However, the COVID-19 pandemic is still evolving and identification of all trends, events and uncertainties that may impact the Company’s financial condition and results of operations are unknown at this time, therefore the Company’s results of operations for the three months ended March 31, 2020, may not be indicative of its future results.

Financing Activities

Riviera Credit Facility

Riviera’s credit agreement provides for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with a borrowing base and borrowing commitments of $90 million at March 31, 2020.  A reduction to the borrowing base is expected with the April redetermination.

Blue Mountain Midstream Credit Facility

Blue Mountain Midstream’s credit agreement provides for a senior secured revolving loan facility (the “Blue Mountain Credit Facility”), with a borrowing base and a borrowing commitment of $200 million at March 31, 2020.  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities”).

Share Repurchase Program

On July 18, 2019, the Board of Directors of the Company authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  During the three months ended March 31, 2020, the Company repurchased an

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

aggregate of 282,742 shares of common stock at an average price of $7.31 per share for a total cost of approximately $2 million.  At April 30, 2020, approximately $22 million was available for share repurchases under the program.  Any share repurchases are subject to restrictions in the Riviera Credit Facility.

Dividends

Although the Company paid cash distributions in 2019 and 2020, the Company is not paying a regular cash dividend.  The Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.

Cash Distributions

On March 9, 2020, the Board of Directors of the Company declared a cash distribution of $1.00 per share.  A cash distribution totaling approximately $58 million was paid on April 22, 2020, to shareholders of record as of the close of business on April 8, 2020.  At March 31, 2020, the Company recorded “distributions payable” of approximately $58 million on the condensed consolidated balance sheet.  In addition, approximately $12 million and $11 million for potential future distributions was recorded in restricted cash at March 31, 2020, and December 31, 2019, respectively.  At March 31, 2020, and December 31, 2019, distributions payable of approximately $1 million and $2 million, respectively, related to outstanding share-based compensation awards was also recorded.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.

Cash Distributions – Subsequent Event

On April 23, 2020, the Board of Directors of the Company approved a cash distribution of $0.75 per share.  The distribution totaling approximately $45 million is payable on or around May 12, 2020, to all shareholders of record as of the close of business on May 7, 2020.

Commodity Derivatives

During the three months ended March 31, 2020, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps for 2021.  In addition, the Company unwound certain of its oil fixed price swaps associated with Blue Mountain Midstream for 2020 and received proceeds of approximately $377,000.

Field Level Cash Flow

To assess the performance of the Company’s reporting segments, the Company’s Chief Operating Decision Maker (“CODM”) analyzes field level cash flow, a non-generally accepted accounting principles financial metric.  The Company defines field level cash flow as revenues less direct operating expenses.  Other indirect income (expenses) include “general and administrative expenses,” “exploration costs,” “depreciation, depletion and amortization,” “(gains) on sale of assets and other, net,” “impairment of long-lived assets,” “other income and (expenses)” and “reorganization items, net.”  Field level cash flow is disclosed herein to provide financial information about the Company’s reporting segments in alignment with the information reviewed by its CODM.  Information regarding total assets by reporting segment is not presented because it is not reviewed by the CODM.

During the first quarter of 2020, the definition of field level cash flow analyzed by the Company’s CODM was revised to report within segment results, expenses previously reported as unallocated to segments.  Information presented for the prior period has been recast to conform to current presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$9,460	$57,137	$(47,677)
Oil sales	4,370	5,728	(1,358)
NGL sales	968	13,480	(12,512)
Total oil, natural gas and NGL sales	14,798	76,345	(61,547)
Gains (losses) on commodity derivatives	8,079	(13,241)	21,320
Marketing and other revenues	33,953	73,350	(39,397)
	56,830	136,454	(79,624)
Expenses:
Lease operating expenses	4,951	24,052	(19,101)
Transportation expenses	2,174	19,150	(16,976)
Marketing expenses	21,319	53,389	(32,070)
General and administrative expenses (1)	9,904	19,039	(9,135)
Exploration costs	—	1,238	(1,238)
Depreciation, depletion and amortization	10,319	21,772	(11,453)
Impairment of assets held for sale and long-lived assets	106,784	—	106,784
Taxes, other than income taxes	1,215	6,300	(5,085)
(Gains) losses on sale of assets and other, net	460	(27,265)	27,725
	157,126	117,675	39,451
Other income and (expenses)	(989)	(1,560)	571
Reorganization items, net	(221)	—	(221)
(Loss) income before income taxes	(101,506)	17,219	(118,725)
Income tax expense	—	4,493	(4,493)
Net (loss) income	$(101,506)	$12,726	$(114,232)

(1)

General and administrative expenses for the three months ended March 31, 2020, and March 31, 2019, include approximately $(3) million and $6 million, respectively, of share-based compensation expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2020	2019	Variance
Average daily production:
Natural gas (MMcf/d)	60	216	(72%)
Oil (MBbls/d)	1.1	1.2	(8%)
NGL (MBbls/d)	0.9	6.9	(87%)
Total (MMcfe/d)	72	265	(73%)

Weighted average prices: (1)
Natural gas (Mcf)	$1.74	$2.94	(41%)
Oil (Bbl)	$45.63	$53.22	(14%)
NGL (Bbl)	$11.47	$21.56	(47%)

Average NYMEX prices:
Natural gas (MMBtu)	$1.95	$3.15	(38%)
Oil (Bbl)	$46.17	$54.90	(16%)

Costs per Mcfe of production:
Lease operating expenses	$0.76	$1.01	(25%)
Transportation expenses	$0.33	$0.80	(59%)
General and administrative expenses (2)	$1.52	$0.80	90%
Depreciation, depletion and amortization	$1.58	$0.91	74%
Taxes, other than income taxes	$0.19	$0.26	(27%)

(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the three months ended March 31, 2020, and March 31, 2019, include approximately $(3) million and $6 million, respectively, of share-based compensation expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)

Oil, natural gas and NGL sales	$14,798	$76,345	$(61,547)
Marketing and other revenues	1,887	31,022	(29,135)
	16,685	107,367	(90,682)

Lease operating expenses	4,951	24,052	(19,101)
Transportation expenses	2,174	19,150	(16,976)
Marketing expenses	54	19,784	(19,730)
Taxes other than income taxes	624	5,625	(5,001)
Total direct operating expenses	7,803	68,611	(60,808)
Field level cash flow (1)	$8,882	$38,756	$(29,874)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to (loss) income before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $61 million or 81% to approximately $15 million for the three months ended March 31, 2020, from approximately $76 million for the three months ended March 31, 2019, primarily due to lower natural gas and NGL volumes as a result of divestitures completed in 2019 and the first quarter of 2020 and lower commodity prices.  Lower natural gas, NGL and oil prices resulted in a decrease in revenues of approximately $6 million, $851,000 and $726,000, respectively.

Average daily production volumes decreased to approximately 72 MMcfe/d for the three months ended March 31, 2020, from 265 MMcfe/d for the three months ended March 31, 2019.  Lower natural gas NGL and oil production volumes resulted in a decrease in revenues of approximately $41 million, $12 million and $632,000, respectively.

The following table sets forth average daily production by region:

	Three Months Ended March 31,
	2020	2019	Variance
Average daily production (MMcfe/d):
Hugoton Basin	—	124	(124)	(100%)
Mid-Continent	29	30	(1)	(3%)
East Texas	18	46	(28)	(61%)
North Louisiana	21	20	1	5%
Uinta Basin	4	18	(14)	(78%)
Michigan/Illinois	—	27	(27)	(100%)
	72	265	(193)	(73%)

Production volumes in the Mid-Continent and North Louisiana were consistent with the comparable period of the prior year.  The decreases in average daily production volumes in the Uinta Basin and East Texas regions primarily reflect lower production volumes as a result of divestitures completed during the first quarter of 2020.  In addition, the Company completed the divestiture of all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions during 2019.  See Note 3 for additional information about divestitures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)

Jayhawk plant and helium	$16	$29,169	$(29,153)
Other	1,871	1,853	18
	$1,887	$31,022	$(29,135)

Marketing and other revenues decreased by approximately $29 million or 94% to approximately $2 million for the three months ended March 31, 2020, from approximately $31 million for the three months ended March 31, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana regions.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $19 million or 79% to approximately $5 million for the three months ended March 31, 2020, from approximately $24 million for the three ended March 31, 2019.  The decrease was primarily due to divestitures during 2019 and the first quarter of 2020 and lower service costs.  Lease operating expenses per Mcfe decreased to $0.76 per Mcfe for the three months ended March 31, 2020, from $1.01 per Mcfe for the three months ended March 31, 2019, primarily driven by changes in the Company’s asset base as a result of divestitures.

Transportation Expenses

Transportation expenses decreased by approximately $17 million or 89% to approximately $2 million for the three months ended March 31, 2020, from approximately $19 million for the three months ended March 31, 2019.  The decrease was primarily due to divestitures during 2019 and the first quarter of 2020.  Transportation expenses per Mcfe decreased to $0.33 per Mcfe for the three months ended March 31, 2020, from $0.80 per Mcfe for the three months ended March 31, 2019, primarily driven by changes in the Company’s asset base as a result of divestitures.

Marketing Expenses

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)

Jayhawk plant	$(120)	$18,962	$(19,082)
Other	174	822	(648)
	$54	$19,784	$(19,730)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $20 million or 100% to approximately $54,000 for the three months ended March 31, 2020, from approximately $20 million for the three months ended March 31, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant.  The credit to expense during the three months ended March 31, 2020, was due to receipt of an electric co-op refund.

Severance and Ad Valorem Taxes

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)

Severance taxes	$436	$2,161	$(1,725)
Ad valorem taxes	45	3,362	(3,317)
Other taxes	143	102	41
	$624	$5,625	$(5,001)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes due to divestitures completed during 2019 and the first quarter of 2020.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed during 2019 and the first quarter of 2020.

Field Level Cash Flow

Field level cash flow decreased by approximately $30 million or 77% to approximately $9 million for the three months ended March 31, 2020, from approximately $39 million for the three months ended March 31, 2019.  The decrease was primarily due to the divestitures completed during 2019 and the first quarter of 2020 and lower commodity prices.

Blue Mountain Reporting Segment

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)

Marketing revenues	$32,066	$42,328	$(10,262)

Marketing expenses	21,265	33,605	(12,340)
Severance taxes and ad valorem taxes	591	675	(84)
Total direct operating expenses	21,856	34,280	(12,424)
Field level cash flow (1)	$10,210	$8,048	$2,162

(1)	Refer to Note 17 for a reconciliation of field level cash flow to net (loss) income before income taxes.

Marketing Revenues

Marketing revenues decreased by approximately $10 million or 24% to approximately $32 million for the three months ended March 31, 2020, from approximately $42 million for the three months ended March 31, 2019.  The decrease was primarily due to lower commodity prices, partially offset by revenues from the water services business.

Marketing Expenses

Marketing expenses decreased by approximately $13 million or 37% to approximately $21 million for the three months ended March 31, 2020, from approximately $34 million for the three months ended March 31, 2019.  The decrease was due to lower commodity prices during 2020, partially offset by expenses related to the water services business.

Field Level Cash Flow

Field level cash flow increased by approximately $2 million or 27% to approximately $10 million for the three months ended March 31, 2020, from approximately $8 million for the three months ended March 31, 2019, primarily due to lower costs.

Indirect Income and Expenses

Gains (Losses) on Commodity Derivatives

Gains on commodity derivatives were approximately $8 million for the three months ended March 31, 2020, compared to losses of approximately $13 million for the three months ended March 31, 2019.  Gains on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $9 million or 48% to approximately $10 million for the three months ended March 31, 2020, from approximately $19 million for the three months ended March 31, 2019.  The decrease was primarily due to lower share-based compensation expenses, lower severance costs and lower salaries and benefits related expenses resulting from lower headcount.  Share-based compensation expense was a negative expense of approximately $3 million for the three months ended March 31, 2020, based on the fair value of outstanding awards.  General and administrative expenses per Mcfe increased to $1.52 per Mcfe for the three months ended March 31, 2020, from $0.80 per Mcfe for the three months ended March 31, 2019.

Exploration Costs

No exploration costs were incurred during the three months ended March 31, 2020.  Exploration costs were approximately $1 million for the three months ended March 31, 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $12 million or 53% to approximately $10 million for the three months ended March 31, 2020, from approximately $22 million for the three months ended March 31, 2019.  Depreciation, depletion and amortization per Mcfe increased to $1.58 per Mcfe for the three months ended March 31, 2020, from $0.91 per Mcfe for the three months ended March 31, 2019.

Impairment of Assets Held for Sale and Long-Lived Assets

During the three months ended March 31, 2020, the Company recorded a noncash impairment charge of approximately $107 million.  Of this charge, approximately $88 million related to proved and unproved oil and natural gas properties located in Oklahoma, approximately $2 million related to properties held for sale and approximately $17 million related to Blue Mountain Midstream’s crude oil gathering system assets.  The impairment charge was primarily due to a decline in commodity prices and a decline in expected future volumes.  See Note 1 for additional information.

(Gains) Losses on Sale of Assets and Other, Net

During the three months ended March 31, 2020, the Company recorded a net gain of approximately $1 million on the Drunkards Wash Asset Sale.  This gain was offset by adjustments related to prior year divestitures.  See Note 3 for information about divestitures.

Other Income and (Expenses)

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(929)	$(971)	$42
Other, net	(60)	(589)	529
	$(989)	$(1,560)	$571

Interest expense decreased primarily due to lower outstanding debt during the three months ended March 31, 2020, compared to the same period of the prior year.  For the three months ended March 31, 2020, “other, net” is primarily related to commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest income.  “Other, net” for the three months ended March 31, 2019, is also partially offset by rental income.

Reorganization Items, Net

Reorganization items represent costs directly associated with Chapter 11 proceedings since the petition date.  During the three months ended March 31, 2020, reorganization items were approximately $221,000, primarily related to legal and other professional fees.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Income Tax Expense

The Company recognized no income tax expense during the three months ended March 31, 2020, because of a full valuation allowance recorded in the third quarter of 2019, compared to income tax expense of approximately $4 million for the three months ended March 31, 2019.

Net (Loss) Income

A net loss of approximately $102 million was incurred for the three months ended March 31, 2020, compared to net income of approximately $13 million for the three months ended March 31, 2019.  See discussion above for explanations of variances.

Liquidity and Capital Resources

The Company’s sources of cash have primarily consisted of proceeds from divestitures of oil and natural gas properties, net cash provided by operating activities and borrowings under the Blue Mountain Credit Facility.  As a result of divesting certain oil and natural gas properties and selling an office building during the three months ended March 31, 2020, the Company received approximately $67 million in net cash proceeds.  The Company has used its cash to fund capital expenditures, for distributions to shareholders, and for repurchases of Riviera common stock.  Based on current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash:
Net cash provided by (used in) operating activities	$(4,056)	$37,678
Net cash provided by investing activities	48,853	6,446
Net cash provided by financing activities	347	35,080
Net increase in cash, cash equivalents and restricted cash	$45,144	$79,204

Operating Activities

Cash used by operating activities was approximately $4 million for the three months ended March 31, 2020, compared to cash provided of approximately $38 million for the three months ended March 31, 2019.

Investing Activities

The following provides a comparative summary of cash flow from investing activities:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(17,659)	$(53,695)
Proceeds from sale of properties, equipment and other	66,512	60,141
Net cash provided by investing activities	$48,853	$6,446

The primary source of cash provided by investing activities was proceeds from the sale of properties, equipment and other.  The primary use of cash from investing activities was plant and pipeline expenditures by Blue Mountain Midstream and development of oil and natural gas properties.  The three months ended March 31, 2019, includes expenditures for construction of Blue Mountain Midstream’s cryogenic natural gas processing facility, water facilities and related compression

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and gathering systems.  The Company made no material acquisitions of properties during the three months ended March 31, 2020, or March 31, 2019.

Proceeds from sale of properties, equipment and other for the three months ended March 31, 2020, include cash proceeds received of approximately $4 million from the Drunkards Wash Assets Sale (excluding a deposit of approximately $450,000 received in 2019), approximately $15 million (excluding a deposit of approximately $2 million received in 2019) from the Overton Assets Sale, approximately $25 million from the Personville Assets Sale (excluding a deposit of approximately $3 million received in 2019) and approximately $21 million from the sale of an office building in Oklahoma.  See Note 3 for additional details about divestitures.

See below for details regarding accrued and paid capital expenditures for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Oil and natural gas	$570	$37,646
Plant and pipeline	13,380	22,236
Other	232	804
Capital expenditures, excluding acquisitions	$14,182	$60,686

The decrease in capital expenditures was primarily due to lower oil and natural gas development activities and lower plant and pipeline construction activities associated with Blue Mountain Midstream.

Financing Activities

Cash provided by financing activities was approximately $347,000 for the three months ended March 31, 2020, compared to approximately $35 million for the three months ended March 31, 2019.  During the three months ended March 31, 2020, the primary source of cash provided by financing activities was borrowings under the Blue Mountain Credit Facility, partially offset by repurchases of common stock.  During the three months ended March 31, 2019, the primary sources of cash provided by financing activities were borrowings under Mayzure notes and the Blue Mountain Credit Facility, partially offset by repurchases of common stock and repayments under the Riviera Credit Facility.

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Three Months March 31,
	2020	2019
	(in thousands)
Proceeds from borrowings:
Mayzure Notes	$—	$81,925
Blue Mountain Credit Facility	3,000	14,300
	$3,000	$96,225
Repayments of debt:
Riviera Credit Facility	$—	$(20,000)
Blue Mountain Credit Facility	—	(4,300)
	$—	$(24,300)

Debt

At April 30, 2020, there were no borrowings outstanding and approximately $89 million of available borrowing capacity under the Riviera Credit Facility (which includes a reduction of approximately $701,000 for outstanding letters of credit).  At April 30, 2020, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $75 million and there was approximately $114 million of available borrowing capacity (which includes a reduction of approximately $11 million for outstanding letters of credit), subject to covenant restrictions in the Blue Mountain Credit Facility.  For additional information related to the Company’s debt, see Note 6.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Share Repurchase Program

During the three months ended March 31, 2020, the Company repurchased an aggregate of 282,742 shares of common stock at an average price of $7.31 per share for a total cost of approximately $2 million.

Cash Distributions

On March 9, 2020, the Board of Directors of the Company declared a cash distribution of $1.00 per share.  A cash distribution totaling approximately $58 million was paid on April 22, 2020, to shareholders of record as of the close of business on April 8, 2020.  In addition, approximately $12 million and $11 million for potential future distributions was recorded in restricted cash at March 31, 2020, and December 31, 2019, respectively.

Cash Distributions – Subsequent Event

On April 23, 2020, the Board of Directors of the Company approved a cash distribution of $0.75 per share.  The distribution totaling approximately $45 million is payable on or around May 12, 2020, to all shareholders of record as of the close of business on May 7, 2020.

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

Commitments and Contractual Obligations

The Company has long-term debt, asset retirement obligations, operating leases and commodity derivative liabilities that were summarized in the table of commitments and contractual obligations in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.  With the exception of borrowings and repayments of the Company’s debt obligations, there have been no other significant changes to the Company’s obligations since December 31, 2019.  For additional information related to the Company’s debt, see Note 6.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management.  These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors.  Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control.  In addition, management’s assumptions may prove to be inaccurate.  The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur.  Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth under the caption “Risk Factors” in this Quarterly Report on Form 10‑Q and in the Annual Report on Form 10‑K for the year ended December 31, 2019, and elsewhere in the Annual Report.  The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is attributable to fluctuations in commodity prices.  This risk can affect the Company’s business, financial condition, operating results and cash flows.  See below for quantitative and qualitative information about this risk.

The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.  The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

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

At March 31, 2020, the fair value of fixed price swaps was a net asset of approximately $10 million.  A 10% increase in the New York Mercantile Exchange (“NYMEX”) WTI oil and NYMEX Henry Hub natural gas prices above the March 31, 2020, prices would result in a net asset of approximately $7 million, which represents a decrease in the fair value of approximately $3 million; conversely, a 10% decrease in the NYMEX oil and Henry Hub natural gas prices below the March 31, 2020, prices would result in a net asset of approximately $13 million, which represents an increase in the fair value of approximately $3 million.

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

The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue.  Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty, including regional conditions and a variety of additional factors that are beyond its control.  Actual gains or losses recognized related to the Company’s derivative contracts depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.  Additionally, the Company cannot be

Item 3.Quantitative and Qualitative Disclosures About Market Risk - Continued

assured that its counterparties will be able to perform under its derivative contracts.  If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flows could be impacted.

Interest Rate Risk

At March 31, 2020, the Company had debt outstanding under the Credit Facilities of $72.8 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $728,000 increase in annual interest expense.  At December 31, 2019, the Company had debt outstanding under the Credit Facilities of $69.8 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $698,000 increase in annual interest expense.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s business has many risks and there are factors that could materially adversely affect the Company’s business, financial condition, operating results or liquidity and the trading price of the Company’s shares.  Except with respect to the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.  This information should be considered carefully, together with other information in this report and other reports and materials the Company files with the U.S. Securities and Exchange Commission.

The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on the Company’s business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on the Company’s business, liquidity, consolidated results of operations and consolidated financial condition.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry.  These events have directly affected the Company’s business and have exacerbated the potential negative impact from many of the risks described in the Company’s Form 10-K for the year ended December 31, 2019, including those relating to the Company’s customers’ capital spending and trends in oil and natural gas prices.  For example, demand for the Company’s products and services is declining as the Company’s customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices.  In addition, the Company is facing logistical challenges including border closures, travel restrictions and an inability to commute to certain facilities and job sites, as the Company provides services and products to its customers.  The Company is also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements.

In the midst of the ongoing COVID-19 pandemic, OPEC+ was initially unable to reach an agreement to continue to impose limits on the production of crude oil.  The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply.  Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus.  At the same time, aggressive increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil.  WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020, a level which had not been experienced since March 1999, with physical markets showing signs of distress as spot prices have been negatively impacted by the lack of available storage capacity.  While OPEC+ agreed in April to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 18, 2019, the Board of Directors of the Company authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  Purchases may be made from time to time in negotiated purchases or in the open market, including through Rule 10b5-1 prearranged stock trading plans designed to facilitate the repurchase of the Company’s shares during times it would not otherwise be in the market due to self-imposed trading blackout periods or possible possession of material nonpublic information.  The timing and amounts of any such repurchases of shares will be subject to market conditions and certain other factors, and will be in accordance with applicable securities laws and other legal requirements, including restrictions contained in the Company’s then current credit facility.  The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.

The following sets forth information with respect to the Company’s repurchases of shares of Riviera common stock during the first quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)

January 1 – 31	101,468	$8.08	101,468	$23,200
February 1 – 29	118,017	$7.35	118,017	$22,332
March 1 – 31	63,257	$5.97	63,257	$21,955
Total	282,742	$7.31	282,742

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.Exhibits

Exhibit Number		Description

3.1	—	Certificate of Conversion of Riviera Resources, LLC (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2018)

3.2	—	Certificate of Incorporation of Riviera Resources, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on August 7, 2018)

3.3	—	Bylaws of Riviera Resources, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on August 7, 2018)

10.1*†	—	Riviera Resources, Inc. Severance Plan, dated March 1, 2019

10.2*†	—	Riviera Resources, Inc. Severance Plan, dated September 1, 2019

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contract or compensatory plan or agreement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA RESOURCES, INC.
(Registrant)

Date: May 7, 2020	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President, Finance, Administration and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)