Form 10-Q
period 2020-06-30
Riviera Resources, Inc.
filed 2020-08-06
CIK 1737204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-225927

Riviera Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-5121920 (I.R.S. Employer Identification No.)

717 Texas Avenue, Suite 2000 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

(281) 840-4000

(Registrant’s telephone number, including area code)

600 Travis Street, Suite 1700, Houston, Texas 77002

(Former address of principal executive offices)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of July 31, 2020, there were 57,907,609 shares of common stock, par value $0.01 per share, outstanding.

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

MMcfe/d. MMcfe per day.

MMMBtu.  One billion British thermal units.

NGL.  Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55,641	$116,237
Accounts receivable – trade, net	22,551	51,355
Derivative instruments	7,059	7,283
Restricted cash	24,139	32,932
Other current assets	13,057	12,853
Assets held for sale	—	104,773
Total current assets	122,447	325,433
Noncurrent assets:
Oil and natural gas properties (successful efforts method)	173,899	180,307
Less accumulated depletion and amortization	(136,566)	(35,603)
	37,333	144,704

Other property and equipment	397,057	388,851
Less accumulated depreciation	(72,872)	(50,381)
	324,185	338,470

Other noncurrent assets	5,555	7,652
	5,555	7,652
Total noncurrent assets	367,073	490,826
Total assets	$489,520	$816,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,294	$80,579
Derivative instruments	766	1,087
Other accrued liabilities	9,490	26,728
Liabilities held for sale	—	35,177
Total current liabilities	46,550	143,571
Noncurrent liabilities:
Credit facilities	75,400	69,800
Asset retirement obligations and other noncurrent liabilities	19,317	29,337
Total noncurrent liabilities	94,717	99,137
Commitments and contingencies (Note 10)
Equity:
Preferred Stock ($0.01 par value, 30,000,000 shares authorized; no shares issued at June 30, 2020, or December 31, 2019)	—	—
Common Stock ($0.01 par value, 270,000,000 shares authorized; 57,907,609 shares and 58,168,756 shares issued and outstanding at June 30, 2020, and December 31, 2019, respectively)	579	581
Additional paid-in capital	759,186	861,764
Accumulated deficit	(411,512)	(288,794)
Total equity	348,253	573,551
Total liabilities and equity	$489,520	$816,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$10,934	$66,757	$25,732	$143,102
Gains (losses) on commodity derivatives	(1,358)	20,249	6,721	7,008
Marketing revenues	21,864	53,394	55,786	120,741
Other revenues	9	5,150	40	11,153
	31,449	145,550	88,279	282,004
Expenses:
Lease operating expenses	2,894	23,845	7,845	47,897
Transportation expenses	1,209	18,053	3,383	37,203
Marketing expenses	16,828	41,811	38,147	95,200
General and administrative expenses	11,219	13,489	21,123	32,480
Exploration costs	—	969	—	2,207
Depreciation, depletion and amortization	4,793	23,181	15,112	44,953
Impairment of assets held for sale and long-lived assets	14,874	18,390	121,658	18,390
Taxes, other than income taxes	1,375	2,599	2,590	8,899
(Gains) losses on sale of assets and other, net	(2,491)	9,885	(2,031)	(17,380)
	50,701	152,222	207,827	269,849
Operating (loss) income	(19,252)	(6,672)	(119,548)	12,155
Other income and (expenses):
Interest expense, net of amounts capitalized	(739)	(2,103)	(1,668)	(3,074)
Other, net	(948)	476	(1,008)	(113)
	(1,687)	(1,627)	(2,676)	(3,187)
Reorganization items, net	(273)	(424)	(494)	(472)
(Loss) income before income taxes	(21,212)	(8,723)	(122,718)	8,496
Income tax (benefit) expense	—	(2,047)	—	2,446
Net (loss) income	$(21,212)	$(6,676)	$(122,718)	$6,050
(Loss) income per share:
Basic	$(0.37)	$(0.10)	$(2.11)	$0.09
Diluted	$(0.37)	$(0.10)	$(2.11)	$0.09

Weighted average shares outstanding ‒ basic	58,041	65,005	58,098	66,900
Weighted average shares outstanding ‒ diluted	58,041	65,089	58,098	67,079
Distributions declared per share	$0.75	$—	$1.75	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2019	58,169	$581	$861,764	$(288,794)	$573,551
Net loss		—	—	(101,506)	(101,506)
Repurchases of common stock	(323)	(3)	(2,063)	—	(2,066)
Issuance of common stock	62	1	823	—	824
Distributions to shareholders		—	(57,908)	—	(57,908)
March 31, 2020	57,908	579	802,616	(390,300)	412,895
Net loss		—	—	(21,212)	(21,212)
Distributions to shareholders		—	(43,430)	—	(43,430)
June 30, 2020	57,908	$579	$759,186	$(411,512)	$348,253

December 31, 2018	69,197	$692	$1,256,730	$4,952	$1,262,374
Net income		—	—	12,726	12,726
Repurchases of common stock	(2,488)	(25)	(34,412)	—	(34,437)
Issuance of common stock	82	1	1,485	—	1,486
March 31, 2019	66,791	668	1,223,803	17,678	1,242,149
Net loss		—	—	(6,676)	(6,676)
Repurchases of common stock	(3,170)	(32)	(43,275)	—	(43,307)
June 30, 2019	63,621	$636	$1,180,528	$11,002	$1,192,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flow from operating activities:
Net (loss) income	$(122,718)	$6,050
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	15,112	44,953
Impairment of assets held for sale and long-lived assets	121,658	18,390
Deferred income taxes	—	2,446
Gains on derivatives, net	(6,721)	(2,047)
Cash settlements on derivatives	6,843	(2,169)
Share-based compensation expenses	(3,901)	7,885
(Gains) losses on sale of assets and other, net	103	(19,631)
Other	(379)	4,220
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	27,210	28,361
Decrease in other assets	1,566	10,901
Decrease in accounts payable and accrued expenses	(37,295)	(32,120)
Decrease in other liabilities	(13,763)	(8,438)
Net cash (used in) provided by operating activities	(12,285)	58,801
Cash flow from investing activities:
Development of oil and natural gas properties	—	(56,078)
Purchases of other property and equipment	(25,628)	(48,597)
Proceeds from sale of properties and equipment and other	66,915	95,291
Net cash provided by (used in) investing activities	41,287	(9,384)
Cash flow from financing activities:
Repurchases of shares	(2,653)	(77,744)
Proceeds from borrowings	5,600	115,225
Repayments of debt	—	(26,949)
Debt issuance costs paid	—	(3,040)
Distributions to shareholders	(101,338)	—
Net cash (used in) provided by financing activities	(98,391)	7,492
Net (decrease) increase in cash, cash equivalents and restricted cash	(69,389)	56,909
Cash, cash equivalents and restricted cash:
Beginning	149,169	49,777
Ending	$79,780	$106,686

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

Nature of Business

Riviera is an independent oil and natural gas company quoted for trading on the OTCQX Market under the ticker “RVRA.”  The Company has two reporting segments: upstream and Blue Mountain.  The Company’s upstream reporting segment properties are located in two operating regions in the United States (“U.S.”): the Mid-Continent and North Louisiana.  The Blue Mountain reporting segment consists of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.  During the first half of 2020, the Company divested all of its properties located in the Uinta Basin and East Texas operating regions.  During 2019, the Company divested all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions.  See Note 3 for additional information.

Recent Developments and Outlook

The Company and the oil and gas industry has been adversely impacted by recent events, including the initial dramatic increase in output from the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) in the first quarter of 2020 and the destruction of demand resulting from the unprecedented global health and economic crisis sparked by the novel coronavirus disease (“COVID-19”) global pandemic.  While OPEC+ has agreed to cut production, downward pressure on commodity prices has continued.  In order to reduce expenses, in April 2020, the Board of Directors of the Company made the decision to consolidate the management of Blue Mountain Midstream within the Company’s existing executive management team.  The Company plans to further reduce expenses by integration of the operations of the two companies wherever practical.  The Company incurred severance expenses of approximately $4 million and $5 million for the three months and six months ended June 30, 2020, respectively, in connection with these activities.

As described further below, the Company recorded impairments on oil and natural gas properties and property, plant and equipment for the three months and six months ended June 30, 2020, due to declines in commodity prices and expected future volumes.  The COVID-19 pandemic is still evolving and identification of all trends, events and uncertainties, including a possible widespread resurgence in COVID-19 infections in the second half of 2020 without the availability of generally effective therapeutics or a vaccine for the disease, that may impact the Company’s financial condition and results of operations are unknown at this time, therefore the Company’s results of operations for the three months and six months ended June 30, 2020, may not be indicative of its future results. If the pandemic and low commodity price environment continues, it may have a material adverse effect on the Company’s operating cash flows, liquidity, and future development plans.

Principles of Consolidation and Reporting

The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission rules and regulations; as such, this report should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

There have been no material changes in critical accounting policies during the six months ended June 30, 2020, as compared to the critical accounting policies described in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from these estimates.  Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Fair Value of Financial Instruments

The carrying values of the Company’s receivables, payables and credit facilities are estimated to be substantially the same as their fair values at June 30, 2020, and December 31, 2019.  See Note 8 for details about the fair value of the Company’s derivative financial instruments.

Recently Issued Accounting Standards

The London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities.  At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR.  As a result, LIBOR could be discontinued.  At the present time, the Blue Mountain Credit Facility (see Note 6) has terms that extend beyond 2021.  In March 2020, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which provides optional guidance to ease the transition from LIBOR to an alternative reference rate.  The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting.  These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022.  The Company is currently evaluating the provisions of the ASU and does not expect the transition to an alternative rate to have a material impact on its results of operations or financial position.

Recently Adopted Accounting Standard

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and national economic data.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is remote.  The balance in the Company’s allowance for doubtful accounts related to trade accounts receivable was approximately $1 million at both June 30, 2020, and December 31, 2019.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Impairment of Assets Held for Sale and Long-Lived Assets

Proved Oil and Natural Gas Properties

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows of proved and risk-adjusted probable and possible reserves are less than net book value or there are alternative indications of impairment.  The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount, or the Company takes into consideration contract prices from executed definitive agreements.  Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate.  These assumptions represent Level 3 inputs.  These inputs require assumptions by the Company’s management at the time of the valuation and are the most sensitive and subject to change.  The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Company management believes will impact realizable prices.

Based on the analysis described above, during the three months ended June 30, 2020, the Company recorded noncash impairment charges of approximately $14 million associated with proved oil and natural gas properties.  Of this, approximately $12 million related to properties to be divested located in North Louisiana and approximately $2 million related to divested properties located in East Texas.  During the six months ended June 30, 2020, the Company recorded noncash impairment charges of approximately $101 million associated with proved oil and natural gas properties.  Of this, approximately $85 million related to properties located in Oklahoma, approximately $12 million related to properties located in North Louisiana, and approximately $4 million related to properties located in East Texas.  During the three months and six months ended June 30, 2019, the Company recorded a noncash impairment charge of approximately $18 million associated with Michigan proved oil and natural gas properties held for sale at June 30, 2019.  The impairment charges in both periods were primarily due to a decline in commodity prices.  The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement.  The impairment charges are associated with the upstream reporting segment and are included in “impairment of assets held for sale and long-lived assets” on the condensed consolidated statements of operations.  See Note 3 for additional information about divestitures.

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

Based on the analysis described above, during the six months ended June 30, 2020, the Company recorded a noncash impairment charge of approximately $3 million associated with unproved oil and natural gas properties located in Oklahoma.  There was no such charge during the three months ended June 30, 2020.  The impairment was primarily due to a decline in commodity prices.  The impairment charge is associated with the upstream reporting segment and is included in “impairment of assets held for sale and long-lived assets” on the condensed consolidated statement of operations.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Based on the analysis described above, during the three months and six months ended June 30, 2020, the Company recorded noncash impairment charges of approximately $1 million and $18 million, respectively, associated with its crude oil gathering system assets.  The impairments were primarily due to a decline in expected future volumes in the crude gathering business, related to the economics of customers drilling in the area.  The impairment charges are associated with the Blue Mountain reporting segment and included in “impairment of assets held for sale and long-lived assets” on the condensed consolidated statements of operations.

Note 2 – Revenues

Disaggregation of Revenue

The following tables present the Company’s disaggregated revenues by source and geographic area:

	Three Months Ended June 30, 2020
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Mid-Continent	$3,521	$4,030	$1,008	$8,559	$—	$10	$8,569
East Texas (1)	(308)	30	234	(44)	655	—	611
North Louisiana	2,188	148	43	2,379	187	(1)	2,565
Uinta Basin (1)	2	2	—	4	—	—	4
Other divested properties	36	—	—	36	—	—	36
Blue Mountain	—	—	—	—	21,022	—	21,022
Total	$5,439	$4,210	$1,285	$10,934	$21,864	$9	$32,807

(1)	During 2020, the Company divested all of its properties located in these operating regions.

	Three Months Ended June 30, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin (1)	$15,037	$417	$7,312	$22,766	$9,460	$5,104	$37,330
Mid-Continent	4,033	7,153	1,884	13,070	—	13	13,083
East Texas	9,363	945	405	10,713	808	2	11,523
North Louisiana	9,017	961	306	10,284	482	1	10,767
Uinta Basin	3,102	—	—	3,102	—	—	3,102
Michigan/Illinois (1)	6,052	746	24	6,822	—	30	6,852
Blue Mountain	—	—	—	—	42,644	—	42,644
Total	$46,604	$10,222	$9,931	$66,757	$53,394	$5,150	$125,301

(1)	During 2019, the Company divested all of its properties located in these operating regions.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Six Months Ended June 30, 2020
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Mid-Continent	$6,129	$7,712	$1,657	$15,498	$—	$57	$15,555
East Texas (1)	2,521	328	444	3,293	2,282	2	5,577
North Louisiana	5,328	513	181	6,022	412	1	6,435
Uinta Basin (1)	919	—	(8)	911	—	—	911
Other divested properties	2	27	(21)	8	4	(20)	(8)
Blue Mountain	—	—	—	—	53,088	—	53,088
Total	$14,899	$8,580	$2,253	$25,732	$55,786	$40	$81,558

(1)	During 2020, the Company divested all of its properties located in these operating regions.

	Six Months Ended June 30, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin (1)	$37,936	$793	$17,282	$56,011	$33,152	$11,072	$100,235
Mid-Continent	8,769	10,120	4,322	23,211	—	24	23,235
East Texas	20,849	1,797	1,008	23,654	1,897	4	25,555
North Louisiana	13,503	1,758	760	16,021	720	3	16,744
Uinta Basin	9,543	86	5	9,634	—	—	9,634
Michigan/Illinois (1)	13,141	1,396	34	14,571	—	50	14,621
Blue Mountain	—	—	—	—	84,972	—	84,972
Total	$103,741	$15,950	$23,411	$143,102	$120,741	$11,153	$274,996
(1)	During 2019, the Company divested all of its properties located in these operating regions.

Contract Balances

Under the Company’s product sales contracts, customers are invoiced once the Company’s performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.

The Company had trade accounts receivable related to revenue from contracts with customers of approximately $18 million and $43 million as of June 30, 2020, and December 31, 2019, respectively.

Performance Obligations

A majority of the Company’s sales are short-term in nature with a contract term of one year or less.  For those contracts, the Company utilized the practical expedient in ASC 606-10-50-14 that exempts the Company from disclosure of the transaction

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For the Company’s product sales that have a contract term greater than one year, the Company utilized the practical expedient in ASC 606-10-50-14(A), which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.  Under these contracts, future revenue from the sale of products and services is dependent on future production or variable customer volume and variable commodity prices for that volume; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Note 3 – Divestitures

Divestitures – 2020

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

Divestitures – Subsequent Events

On July 27, 2020, the Company signed a definitive agreement to sell its interest in properties located in North Louisiana for a contract price of approximately $27 million.  The transaction is expected to close in the third quarter of 2020, subject to satisfactory completion of due diligence and the satisfaction of closing conditions.  During the three months ended June 30, 2020, the Company recorded a noncash impairment charge of approximately $12 million to reduce the carrying value of these assets to fair value.

On August 4, 2020, the Company signed a definitive agreement to sell its interest in properties located in the Anadarko Basin in Oklahoma for a contract price of approximately $16 million.  The transaction is expected to close in the fourth quarter of 2020, subject to satisfactory completion of due diligence and the satisfaction of closing conditions.

Divestitures – 2019

On November 22, 2019, the Company completed the sale of its interest in properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”).  Cash proceeds from the sale of these properties were approximately $286 million.  In connection with the Hugoton Basin Assets Sale, the buyer also acquired the Company’s interest in Mayzure, LLC, a wholly owned subsidiary of the Company, which was the counterparty to the volumetric production payment agreements based on helium produced from certain oil and natural gas properties in the Hugoton Basin.  The Company recognized pre-tax loss of

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

approximately $1 million and pre-tax income of approximately $9 million for the three months and six months ended June 30, 2019, respectively, from the Hugoton Basin.

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

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds from the sale of these properties were approximately $29 million and the Company recorded a net loss of approximately $10 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma.  Cash proceeds from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recorded a net gain of approximately $28 million.

The 2020 and 2019 divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  The gains and losses on these divestitures are included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statements of operations and are included in the upstream reporting segment.

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheet:

December 31, 2019
(in thousands)
Assets:
Oil and natural gas properties	$17,732
Other property and equipment	85,798
Other	1,243
Total assets held for sale	$104,773
Liabilities:
Asset retirement obligations	$33,542
Other	1,635
Total liabilities held for sale	$35,177

Other assets primarily include inventories and other liabilities primarily include accounts payable.

Note 4 – Equity (Deficit)

Share Repurchase Program

On July 18, 2019, the Board of Directors of the Company authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  During the six months ended June 30, 2020, the Company repurchased an aggregate of 282,742 shares of common stock at an average price of $7.31 per share for a total cost of approximately $2 million.  At

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

July 31, 2020, approximately $22 million was available for share repurchases under the program.  Any share repurchases are subject to restrictions in the Riviera Credit Facility (as defined in Note 6).

Dividends

Although the Company paid cash distributions in 2019 and 2020, the Company is not paying a regular cash dividend.  The Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility (as defined in Note 6).

Cash Distributions

On March 9, 2020, the Board of Directors of the Company declared a cash distribution of $1.00 per share.  A cash distribution totaling approximately $58 million was paid on April 22, 2020, to shareholders of record as of the close of business on April 8, 2020.  On April 23, 2020, the Board of Directors of the Company declared a cash distribution of $0.75 per share.  The distribution totaling approximately $43 million was paid on May 11, 2020, to shareholders of record as of the close of business on May 7, 2020.  In addition, approximately $13 million and $11 million for potential future distributions related to nonvested share-based compensation awards was voluntarily recorded in restricted cash at June 30, 2020, and December 31, 2019, respectively.  At June 30, 2020, and December 31, 2019, distributions payable, based on the vesting schedule of awards, of approximately $819,000 and $2 million, respectively, related to outstanding share-based compensation awards was also recorded.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.

Note 5 – Oil and Natural Gas Properties

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2020	December 31, 2019
	(in thousands)

Proved properties	$168,478	$174,845
Unproved properties	5,421	5,462
	173,899	180,307
Less accumulated depletion and amortization	(136,566)	(35,603)
	$37,333	$144,704

Note 6 – Debt

Fair Value

The Company’s debt is recorded at the carrying amount on the condensed consolidated balance sheets.  The carrying amounts of the credit facilities approximate fair value because the interest rates are variable and reflective of market rates.

Riviera Credit Facility

Riviera’s credit agreement provides for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with a borrowing base and borrowing commitments of $30 million at June 30, 2020.  As of June 30, 2020, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $29 million of available borrowing capacity (which includes a reduction of approximately $701,000 for outstanding letters of credit).  The maturity date is August 4, 2021.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Redetermination of the borrowing base under the Riviera Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October.  On June 1, 2020, the Company entered into a Fifth Amendment (the “Amendment”) to the Riviera Credit Facility.  Pursuant to the Amendment, the borrowing base was reduced from $90 million to $30 million and the applicable margin for interest on borrowings was increased by 0.25%.

During the three months and six months ended June 30, 2020, the Company recorded a finance fee expense of approximately $468,000 related to the write-off of a portion of unamortized deferred financing fees due to the reduction of the Riviera Credit Facility borrowing base.

At the Company’s election, interest on borrowings under the Riviera Credit Facility is determined by reference to either the LIBOR plus an applicable margin ranging from 2.25% to 3.25% per annum or the alternate base rate (“ABR”) plus an applicable margin ranging from 1.25% to 2.25% per annum, depending on utilization of the borrowing base.  Interest is generally payable in arrears quarterly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR, or if such interest period is longer than six months, at the end of the three-month intervals during such interest period.  The Company is required to pay a commitment fee to the lenders under the Riviera Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.

The obligations under the Riviera Credit Facility are secured by mortgages covering approximately 85% of the total value of the proved reserves of the oil and natural gas properties of the Company and certain of its subsidiaries, along with liens on substantially all personal property of the Company and certain of its subsidiaries excluding Blue Mountain Midstream, and are guaranteed by the Company and certain of its subsidiaries, subject to customary exceptions.  Under the Riviera Credit Facility, the Company is required to maintain (i) a maximum total net debt to last twelve months EBITDA ratio of 3.5 to 1.0, and (ii) a minimum adjusted current ratio of 1.0 to 1.0.

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

The Riviera Credit Facility contains events of default and remedies customary for credit facilities of this nature.  Failure to comply with the financial and other covenants in the Riviera Credit Facility would allow the lenders, subject to customary cure rights, to require immediate payment of all amounts outstanding under the Riviera Credit Facility.  As of June 30, 2020, the Company was in compliance with all financial and other covenants of the Riviera Credit Facility.  A reduction to the borrowing base, in whole or in part, is expected should the Company close the sale of its interests in properties in North Louisiana and Oklahoma as currently anticipated.  See Note 3.

Blue Mountain Credit Facility

Blue Mountain Midstream’s credit agreement provides for a senior secured revolving loan facility (the “Blue Mountain Credit Facility”), with a borrowing base and borrowing commitments of $200 million at June 30, 2020.  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities”).

The Blue Mountain Credit Facility provides for the ability to increase the aggregate commitments of the lenders to up to $400 million, subject to obtaining commitments for any such increase, which may result in an increase in Blue Mountain Midstream’s available borrowing capacity.  As of June 30, 2020, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $75 million and there was approximately $115 million of available borrowing capacity (which includes a reduction of approximately $10 million for outstanding letters of credit), subject to covenant restrictions in the Blue Mountain Credit Facility.  As of July 31, 2020, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $76 million and there was approximately $114 million of available capacity (which includes a reduction

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

of approximately $10 million reduction for outstanding letters of credit), subject to covenant restrictions in the Blue Mountain Credit Facility.  The maturity date is August 10, 2023.

At Blue Mountain Midstream’s election, interest on borrowings under the Blue Mountain Credit Facility is determined by reference to either the LIBOR plus an applicable margin ranging from 2.00% to 3.00% per annum or the ABR plus an applicable margin ranging from 1.00% to 2.00% per annum, both depending on Blue Mountain Midstream’s consolidated total leverage ratio.  Interest is generally payable in arrears on the last day of March, June, September and December for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR, or if such interest period is longer than six months, at the end of three-month intervals during such interest period.

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

The Blue Mountain Credit Facility contains events of default and remedies customary for credit facilities of this nature.  If Blue Mountain Midstream does not comply with the covenants in the Blue Mountain Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Blue Mountain Credit Facility.  As of June 30, 2020, the Company was in compliance with all financial and other covenants of the Blue Mountain Credit Facility.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 7 – Derivatives

Commodity Derivatives

The following table presents derivative positions for the periods indicated as of June 30, 2020:

	2020	2021
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	5,520	3,650
Average price ($/MMBtu)	$2.82	$2.44
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	92	—
Average price ($/Bbl)	$64.63	$—
Natural gas basis differential positions: (1)
PEPL basis swaps:
Hedged volume (MMMBtu)	3,680	—
Hedge differential	$(0.45)	$—

(1)	Settled or to be settled, as applicable, on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

During the six months ended June 30, 2020, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps for 2021.  In addition, the Company unwound certain of its oil fixed price swaps associated with Blue Mountain Midstream for 2020 and received proceeds of approximately $377,000.  During the six months ended June 30, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and natural gas basis swaps for 2020.

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

Balance Sheet Presentation

The Company’s commodity derivatives are presented on a net basis in “derivative instruments” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.  See Note 8 for fair value disclosures about commodity derivatives.  The following table summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2020	December 31, 2019
	(in thousands)
Assets:
Commodity derivatives	$7,252	$7,439
Liabilities:
Commodity derivatives	$1,178	$1,243

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $7 million at June 30, 2020.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Gains and Losses on Derivatives

A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)

Gains (losses) on commodity derivatives	$(1,358)	$20,249	$6,721	$7,008
Marketing expenses	—	(2,781)	—	(4,961)
Gains (losses) on commodity derivatives	$(1,358)	$17,468	$6,721	$2,047

The Company received net cash settlements of approximately $5 million and $7 million for the three months and six months ended June 30, 2020, respectively.  The Company received net cash settlements of approximately $3 million for the three months ended June 30, 2019, and paid net cash settlements of approximately $2 million for the six months ended June 30, 2019.

Note 8 – Fair Value Measurements

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Level 2	Netting (1)	Total
		(in thousands)
Assets:
Commodity derivatives	$7,252	$(193)	$7,059
Liabilities:
Commodity derivatives	$1,178	$(193)	$985

(1)	Represents counterparty netting under agreements governing such derivatives.
	December 31, 2019
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$7,439	$(156)	$7,283
Liabilities:
Commodity derivatives	$1,243	$(156)	$1,087

(1)	Represents counterparty netting under agreements governing such derivatives.

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets and liabilities that are initially measured at fair value include asset retirement obligations (see Note 9) and impairments (see Note 1).

Note 9 – Asset Retirement Obligations

The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations.  Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred.  The liabilities are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.  Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations.  The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate.  These assumptions represent Level 3 inputs.  These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2019	$21,497
Liabilities added from drilling	209
Liabilities associated with assets divested	(3,586)
Current year accretion expense	601
Settlements	(964)
Revision of estimates	299
Asset retirement obligations at June 30, 2020	$18,056

Note 10 – Commitments and Contingencies

In 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.  The LINN Debtors emerged from bankruptcy in 2017.  In 2018, LINN Energy completed the spin-off of Riviera from LINN Energy. On May 11, 2016, the LINN Debtors and Berry Petroleum Company, LLC (“Berry” and collectively with the LINN Debtors, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.  On January 27, 2017, the Bankruptcy Court entered an order approving and confirming the plan (the “Plan”) of reorganization of the Debtors (the “Confirmation Order”).  Consummation of the Plan was subject to certain conditions set forth in the Plan.  On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms.  On September 27, 2018, the Bankruptcy Court closed the LINN Debtors’ Chapter 11 cases, but retained jurisdiction as provided in the Confirmation Order.

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

Note 11 – Operating Leases

Lessee

The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2022.  During the three months and six months ended June 30, 2020, the Company recorded lease expenses of approximately $1 million and $2 million, respectively.  During the three months and six months ended June 30, 2019, the Company recorded lease expenses of approximately $1 million and $2 million, respectively.

As of June 30, 2020, undiscounted future minimum lease payments were as follows (in thousands):

2020	$1,292
2021	2,333
2022	1,296
$4,921

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The weighted-average remaining lease term is two years.  The future minimum lease payments above include an office building under a two-year lease with the option to cancel the lease after one year.  If the Company exercises its option to cancel the lease after year one, total future minimum lease payments will be reduced by approximately $734,000.  Of the Company’s total future minimum lease payments, approximately $3 million relates to Blue Mountain Midstream.

Lessor

The Company previously leased a building located in Oklahoma to third parties under lease agreements.  The Company sold the building in the first quarter of 2020, and the leases were terminated effective with the close of the sale.  Lease income for both the three months and six months ended June 30, 2019, was approximately $1 million.  The Company has no other lease agreements for which it is the lessor.  It determines if an arrangement is a lease at inception.

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

As of June 30, 2020, 2,135,918 shares were issuable under the Riviera Omnibus Incentive Plan pursuant to outstanding Riviera RSUs, including (i) the Riviera Legacy RSUs, (ii) 286,006 restricted stock units of the Company granted to certain employees of the Company (the “Restricted Shares” and together with Riviera Legacy RSUs, the “Riviera RSUs”), (iii) 1,847,950 restricted stock units of the Company granted as performance units to certain employees of the Company (the “Riviera Performance Shares”) that, in the case of the Riviera Performance Shares, vest, if at all, based on the achievement of certain performance conditions specified in the award agreements.

The Committee (as defined in the Riviera Omnibus Incentive Plan) has broad authority under the Riviera Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.  As of June 30, 2020, up to 1,819,910 shares of common stock were available for issuance under the Riviera Omnibus Incentive Plan within the share reserve established under the Riviera Omnibus Incentive Plan, 222,053 of which the Committee has designated for issuance as Restricted Shares and 89,958 of which the Committee has designated for issuance as Riviera Performance Shares.  If any stock option or other stock-based award granted under the Riviera Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award shall again be available for the purpose of awards under the Riviera Omnibus Incentive Plan.  If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the Riviera Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Riviera Omnibus Incentive Plan.  Any award under the Riviera Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.

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

Blue Mountain Midstream Omnibus Incentive Plan

Blue Mountain Midstream is governed by its Second Amended and Restated Limited Liability Operating Agreement (as amended, the “BMM LLC Agreement”), which provides for two classes of membership units: Class A Units, of which 100%

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

are held by Linn Holdco II (a wholly owned subsidiary of Riviera) and Class B Units.  Pursuant to the BMM LLC Agreement, Blue Mountain Midstream has the authority to issue an unlimited number of Class A Units and up to 58,750 Class B Units.  As of June 30, 2020, Blue Mountain Midstream has issued 738,213 Class A Units and no Class B Units.

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

As of June 30, 2020, under the BMM Incentive Plan, Blue Mountain Midstream had granted awards that could result in the issuance of 45,335 Class B Units or an equivalent value in cash, at the Board’s discretion.  The issued awards include 9,023 restricted security units (“BMM RSUs”) and 18,156 performance stock units (“BMM PSUs”) (36,312 at 200% of target).  The BMM RSUs can be paid, at the Board’s discretion, in cash or an equivalent number of Class B Units.  Payment for the BMM PSUs only occurs upon the achievement by Blue Mountain Midstream of a certain equity value (subject to certain adjustments) specified in the award agreements.  If such equity value is achieved, the recipient of the BMM PSU will receive a number of Class B Units (or an equivalent value in cash, at the Board’s discretion) equal to 50% to 200% of the target number of BMM PSUs held by such individual, as specified in the award agreements.

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

As a result of the Company’s history of cash settling awards, all unvested share-based compensation awards are liability classified.  The Company recorded a liability of approximately $1 million and $10 million at June 30, 2020, and December 31, 2019, respectively, related to unvested share-based compensation awards included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.  All cash settlements of liability classified awards are classified as operating activities on the condensed consolidated statements of cash flows.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)

Marketing expenses	$(2)	$55	$(127)	$162
General and administrative expenses	(323)	3,625	(3,223)	9,825
Total share-based compensation expenses	$(325)	$3,680	$(3,350)	$9,987
Income tax benefit	$—	$639	$—	$1,684

Riviera Restricted Stock Units

During the six months ended June 30, 2020, upon vesting of Riviera RSUs and at the election of participants, the Company repurchased 96,212 Riviera RSUs for a total cost of approximately $697,000.  In addition, 61,645 shares of common stock were issued to participants (net of statutory tax withholdings) upon vesting of Riviera RSUs.  During the six months ended June 30, 2020, the Company granted 15,357 RSUs with a fair value of approximately $125,000, that vest ratably in two tranches over approximately two years.

Performance Shares

As of June 30, 2020, there were 1,847,950 Riviera Performance Shares outstanding at 200% of target.  The fair value of Riviera Performance Shares was not material as of June 30, 2020.  The vesting of these awards is determined based on the Company’s equity value (subject to adjustment for distributions to shareholders and certain other items) at a specified time.

As of June 30, 2020, there were 36,312 BMM PSUs outstanding at 200% of target.  The fair value of BMM PSUs was not material as of June 30, 2020.  The vesting of these awards is determined based on Blue Mountain Midstream’s equity value (subject to certain adjustments) at a specified time.
Note 13 – (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period.  Diluted (loss) earnings per share is computed by adjusting the average number of shares outstanding for the dilutive effect, if any, of potential common shares.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share computations for net (loss) income:

	Three Months Ended June 30,
	2020	2019
	(in thousands, except per share amounts)

Net loss	$(21,212)	$(6,676)
Loss per share:
Basic	$(0.37)	$(0.10)
Diluted	$(0.37)	$(0.10)

Weighted average shares outstanding ‒ basic	58,041	65,005
Dilutive effect of unit equivalents	—	84
Weighted average shares outstanding ‒ diluted	58,041	65,089

	Six Months Ended June 30,
	2020	2019
	(in thousands, except per share amounts)

Net (loss) income	$(122,718)	$6,050
(Loss) income per share:
Basic	$(2.11)	$0.09
Diluted	$(2.11)	$0.09

Weighted average shares outstanding ‒ basic	58,098	66,900
Dilutive effect of unit equivalents	—	179
Weighted average shares outstanding ‒ diluted	58,098	67,079

The diluted (loss) earnings per share calculation excludes the Riviera Performance Shares for the three months and six months ended June 30, 2020, and June 30, 2019, because no performance targets have been met and excludes approximately 206,000 and 9,000 restricted stock units that were anti-dilutive for the three months and six months ended June 30, 2020, respectively.

Note 14 – Income Taxes

Amounts recognized as income taxes are included in “income tax expense” on the condensed consolidated statements of operations.  The Company recognized no income tax expense during the three months and six months ended June 30, 2020, because of the full valuation allowance recorded in 2019.  The Company’s effective income tax rate was approximately 0% for both the three months and six months ended June 30, 2020.  The Company’s federal and state statutory rate net of the federal tax benefit was approximately 25% for both the three months and six months ended June 30, 2020.  The Company’s effective income tax rate was approximately 23% and 29% for the three months and six months ended June 30, 2019, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  During the third quarter of 2019, and for the first time since Riviera’s inception, the Company’s earnings were a cumulative loss which is primarily due to losses generated during 2019.  Based on the cumulative loss and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance of approximately $200 million and $171 million against all of its deferred tax assets as of June 30, 2020, and December 31, 2019, respectively.  The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.  The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease, if estimates of future taxable income are increased.

As of December 31, 2019, the Company had approximately $246 million of indefinite lived net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes.  Based on activity through June 30, 2020, the Company estimates that a significant amount of additional NOLs will be generated through December 31, 2020.  As discussed above, the Company maintains a full valuation allowance against all of its deferred tax assets which includes deferred tax assets associated with NOLs.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted March 27, 2020, includes income tax provisions that allow NOLs to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions have no material impact on the Company.

Note 15 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other current assets” reported on the condensed consolidated balance sheets include the following:

	June 30, 2020	December 31, 2019
	(in thousands)

Prepaids	$5,389	$9,152
Inventories	7,197	1,116
Other receivables	471	2,585
Other current assets	$13,057	$12,853

“Accounts payable and accrued expenses” reported on the condensed consolidated balance sheets include the following:

	June 30, 2020	December 31, 2019
	(in thousands)

Accounts payable	$26,207	$50,601
Accrued operating expenses	4,848	16,828
Accrued capital expenditures	2,115	10,087
Accrued general and administrative expenses	1,389	2,448
Other accrued expenses	1,735	615
Accounts payable and accrued expenses	$36,294	$80,579

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	June 30, 2020	December 31, 2019
	(in thousands)

Accrued compensation	$7,006	$11,314
Asset retirement obligations (current portion)	1,184	1,184
Deposits	1,086	6,111
Other	214	8,119
Other accrued liabilities	$9,490	$26,728

The following table provides a reconciliation of “cash and cash equivalents” reported on the condensed consolidated balance sheets to “cash, cash equivalents and restricted cash” reported on the condensed consolidated statement of cash flows:

	June 30, 2020	December 31, 2019
	(in thousands)

Cash and cash equivalents	$55,641	$116,237
Restricted cash	24,139	32,932
Cash, cash equivalents and restricted cash	$79,780	$149,169

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2020	2019
	(in thousands)

Cash payments for interest, net of amounts capitalized	$1,174	$1,471
Cash payments for income taxes	$—	$—
Cash payments for reorganization items, net	$494	$472

Noncash investing activities:
Accrued capital expenditures	$2,115	$11,140

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  At June 30, 2020, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $10 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), approximately $1 million related to deposits and approximately $13 million related to potential future distributions for nonvested share-based compensation awards.  At December 31, 2019, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $16 million that will be used to settle certain claims in accordance with the Plan, approximately $6 million related to deposits and approximately $11 million related to potential future distributions for nonvested share-based compensation awards.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 16 – Related Party Transactions

Roan Resources LLC

During 2019, through December 6, 2019, certain members of the Board of Directors of the Company were also members of the board of directors of Roan Resources, Inc.  Additionally, certain of the Company’s principal stockholders were also significant stockholders of Roan Resources, Inc.

For both the three months and six months ended June 30, 2019, the Company recorded revenue from Roan Resources LLC of approximately $8 million included in “marketing revenues” on the condensed consolidated statements of operations.  For the three months and six months ended June 30, 2019, the Company made natural gas purchases from Roan Resources LLC of approximately $25 million and $59 million, respectively, included in “marketing expenses” on the condensed consolidated statements of operations.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables present the Company’s financial information by reporting segment:

	Three Months Ended June 30, 2020
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$10,934	$—	$10,934
Marketing revenues	842	21,022	21,864
Other revenues	9	—	9
	11,785	21,022	32,807

Lease operating expenses	2,894	—	2,894
Transportation expenses	1,209	—	1,209
Marketing expenses	10	16,818	16,828
Taxes other than income taxes	1,097	278	1,375
Total direct operating expenses	5,210	17,096	22,306
Field level cash flow	6,575	3,926	10,501
Losses on commodity derivatives	(1,358)	—	(1,358)
Other indirect income (expenses), net	(23,776)	(6,579)	(30,355)
Loss before income taxes	$(18,559)	$(2,653)	$(21,212)

	Three Months Ended June 30, 2019
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$66,757	$—	$66,757
Marketing revenues	10,750	42,644	53,394
Other revenues	5,150	—	5,150
	82,657	42,644	125,301

Lease operating expenses	23,845	—	23,845
Transportation expenses	18,053	—	18,053
Marketing expenses	7,836	33,975	41,811
Taxes other than income taxes	1,891	708	2,599
Total direct operating expenses	51,625	34,683	86,308
Field level cash flow	31,032	7,961	38,993
Gains on commodity derivatives	19,284	965	20,249
Other indirect income (expenses), net	(59,670)	(8,295)	(67,965)
(Loss) income before income taxes	$(9,354)	$631	$(8,723)

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Six Months Ended June 30, 2020
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$25,732	$—	$25,732
Marketing revenues	2,698	53,088	55,786
Other revenues	40	—	40
	28,470	53,088	81,558

Lease operating expenses	7,845	—	7,845
Transportation expenses	3,383	—	3,383
Marketing expenses	64	38,083	38,147
Taxes other than income taxes	1,721	869	2,590
Total direct operating expenses	13,013	38,952	51,965
Field level cash flow	15,457	14,136	29,593
Gains on commodity derivatives	6,255	466	6,721
Other indirect income (expenses), net	(131,485)	(27,547)	(159,032)
Loss before income taxes	$(109,773)	$(12,945)	$(122,718)

	Six Months Ended June 30, 2019
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$143,102	$—	$143,102
Marketing revenues	35,769	84,972	120,741
Other revenues	11,153	—	11,153
	190,024	84,972	274,996

Lease operating expenses	47,897	—	47,897
Transportation expenses	37,203	—	37,203
Marketing expenses	27,620	67,580	95,200
Taxes other than income taxes	7,516	1,383	8,899
Total direct operating expenses	120,236	68,963	189,199
Field level cash flow	69,788	16,009	85,797
Gains on commodity derivatives	6,839	169	7,008
Other indirect income (expenses), net	(65,694)	(18,615)	(84,309)
(Loss) income before income taxes	$10,933	$(2,437)	$8,496

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Riviera is an independent oil and natural gas company quoted for trading on the OTCQX Market under the ticker “RVRA.”

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

During the first half of 2020, the Company divested all of its properties located in the Uinta Basin and East Texas operating regions and is pursuing divestiture of its remaining oil and natural gas properties by the end of 2020.  During 2019, the Company divested all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions.  See Note 3 for additional information.

The Blue Mountain reporting segment consists of a state of the art cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play, each of which is owned by Blue Mountain Midstream LLC (“Blue Mountain Midstream”), a wholly owned subsidiary of the Company.  In addition to the upstream divestiture activity noted above, the Company is working with an investment bank to explore a potential sale or merger of Blue Mountain Midstream.

For the three months ended June 30, 2020, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $11 million compared to $67 million for the three months ended June 30, 2019;

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	average daily production of approximately 52 MMcfe/d compared to 286 MMcfe/d for the three months ended June 30, 2019;
•	net loss of approximately $21 million compared to $7 million for the three months ended June 30, 2019;
•	noncash impairment charges of approximately $15 million compared to $18 million for the three months ended June 30, 2019;
•	no capital expenditures compared to $41 million for the three months ended June 30, 2019; and
•	no wells drilled compared to 22 wells drilled (all successful) for the three months ended June 30, 2019.

For the six months ended June 30, 2020, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $26 million compared to $143 million for the six months ended June 30, 2019;
•	average daily production of approximately 62 MMcfe/d compared to 275 MMcfe/d for the six months ended June 30, 2019;
•	net loss of approximately $123 million compared to net income of $6 million for the six months ended June 30, 2019;
•	noncash impairment charges of approximately $122 million compared to $18 million for the six months ended June 30, 2019;
•	capital expenditures of approximately $14 million compared to $102 million for the six months ended June 30, 2019; and
•	11 wells drilled (all successful) compared to 35 wells drilled (all successful) for the six months ended June 30, 2019.

Divestitures – 2020

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

Divestitures – Subsequent Events

On July 27, 2020, the Company signed a definitive agreement to sell its interest in properties located in North Louisiana for a contract price of approximately $27 million.  The transaction is expected to close in the third quarter of 2020, subject to satisfactory completion of due diligence and the satisfaction of closing conditions.  During the three months ended June 30, 2020, the Company recorded a noncash impairment charge of approximately $12 million to reduce the carrying value of these assets to fair value.

On August 4, 2020, the Company signed a definitive agreement to sell its interest in properties located in the Anadarko Basin in Oklahoma for a contract price of approximately $16 million.  The transaction is expected to close in the fourth quarter of 2020, subject to satisfactory completion of due diligence and the satisfaction of closing conditions.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Divestitures – 2019

On November 22, 2019, the Company completed the sale of its interest in properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”).  Cash proceeds from the sale of these properties were approximately $286 million.  In connection with the Hugoton Basin Assets Sale, the buyer also acquired the Company’s interest in Mayzure, LLC (“Mayzure”), a wholly owned subsidiary of the Company, which was the counterparty to the volumetric production payment agreements based on helium produced from certain oil and natural gas properties in the Hugoton Basin.  The Company recognized pre-tax loss of approximately $1 million and pre-tax income of approximately $9 million for the three months and six months ended June 30, 2019, respectively, from the Hugoton Basin.

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

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds from the sale of these properties were approximately $29 million and the Company recorded a net loss of approximately $10 million.

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma (the “Arkoma Assets Sale”).  Cash proceeds from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recorded a net gain of approximately $28 million.

Impact of Decline in Commodity Prices

The Company and the oil and gas industry has been adversely impacted by recent events, including the initial dramatic increase in output from OPEC+ in the first quarter of 2020 and the destruction of demand resulting from the unprecedented global health and economic crisis sparked by the COVID-19 pandemic.  In order to reduce expenses, in April 2020, the Board of Directors of the Company made the decision to consolidate the management of Blue Mountain Midstream within the Company’s existing executive management team.  The Company plans to further reduce expenses by integration of the operations of the two companies wherever practical.  The Company incurred severance expenses of approximately $4 million and $5 million for the three months and six months ended June 30, 2020, respectively, in connection with these activities.

Impairment of Assets Held for Sale and Long-Lived Assets

During the six months ended June 30, 2020, the Company recorded noncash impairment charges of approximately $122 million.  Of this, approximately $88 million related to proved and unproved oil and natural gas properties located in Oklahoma, approximately $12 million related to properties to be divested located in North Louisiana, and approximately $4 million related to divested properties located in East Texas.  In addition, approximately $18 million related to Blue Mountain Midstream’s crude oil gathering system assets.  The impairment charges were primarily due to a decline in commodity prices and a decline in expected future volumes.  See Note 1 for additional information.

2020 Oil and Natural Gas and Midstream Capital Budget

For 2020, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $22 million, including approximately $3 million related to its oil and natural gas capital program and approximately $19 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Impact of COVID-19 Pandemic

Certain remote work arrangements implemented by the Company in response to the COVID-19 pandemic have not adversely affected its ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.  However, the COVID-19 pandemic is still evolving and identification of all trends,

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

events and uncertainties, including a possible widespread resurgence in COVID-19 infections in the second half of 2020 without the availability of generally effective therapeutics or a vaccine for the disease, that may impact the Company’s financial condition and results of operations are unknown at this time, therefore the Company’s results of operations for the three months and six months ended June 30, 2020, may not be indicative of its future results.  If the pandemic and low commodity price environment continues, it may have a material adverse effect on the Company’s operating cash flows, liquidity, and future development plans.

Financing Activities

Riviera Credit Facility

Riviera’s credit agreement provides for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with a borrowing base and borrowing commitments of $30 million at June 30, 2020.  On June 1, 2020, the Company entered into a Fifth Amendment (the “Amendment”) to the Riviera Credit Facility.  Pursuant to the Amendment, the borrowing base was reduced from $90 million to $30 million and the applicable margin for interest on borrowings was increased by 0.25%.  A reduction to the borrowing base, in whole or in part, is expected should the Company close the sale of its interests in properties in North Louisiana and Oklahoma as currently anticipated.  See Note 3.  During the three months and six months ended June 30, 2020, the Company recorded a finance fee expense of approximately $468,000 related to the write-off of a portion of unamortized deferred financing fees due to the reduction of the Riviera Credit Facility borrowing base.

Blue Mountain Midstream Credit Facility

Blue Mountain Midstream’s credit agreement provides for a senior secured revolving loan facility (the “Blue Mountain Credit Facility”), with a borrowing base and borrowing commitments of $200 million at June 30, 2020.  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities”).

Share Repurchase Program

On July 18, 2019, the Board of Directors of the Company authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  During the six months ended June 30, 2020, the Company repurchased an aggregate of 282,742 shares of common stock at an average price of $7.31 per share for a total cost of approximately $2 million.  At July 31, 2020, approximately $22 million was available for share repurchases under the program.  Any share repurchases are subject to restrictions in the Riviera Credit Facility.

Dividends

Although the Company paid cash distributions in 2019 and 2020, the Company is not paying a regular cash dividend.  The Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.  Any future payment of cash dividends would be subject to the restrictions in the Riviera Credit Facility.

Cash Distributions

On March 9, 2020, the Board of Directors of the Company declared a cash distribution of $1.00 per share.  A cash distribution totaling approximately $58 million was paid on April 22, 2020, to shareholders of record as of the close of business on April 8, 2020.  On April 23, 2020, the Board of Directors of the Company declared a cash distribution of $0.75 per share.  The distribution totaling approximately $43 million was paid on May 11, 2020, to shareholders of record as of the close of business on May 7, 2020.  In addition, approximately $13 million and $11 million for potential future distributions related to nonvested share-based compensation awards was voluntarily recorded in restricted cash at June 30, 2020, and December 31, 2019, respectively.  At June 30, 2020, and December 31, 2019, distributions payable, based on the vesting schedule of awards, of approximately $819,000 and $2 million, respectively, related to outstanding share-based compensation awards was also recorded.  These amounts are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.

Commodity Derivatives

During the six months ended June 30, 2020, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps for 2021.  In addition, the Company unwound certain of its oil fixed price swaps associated with Blue Mountain Midstream for 2020 and received proceeds of approximately $377,000.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$5,439	$46,604	$(41,165)
Oil sales	4,210	10,222	(6,012)
NGL sales	1,285	9,931	(8,646)
Total oil, natural gas and NGL sales	10,934	66,757	(55,823)
Gains (losses) on commodity derivatives	(1,358)	20,249	(21,607)
Marketing and other revenues	21,873	58,544	(36,671)
	31,449	145,550	(114,101)
Expenses:
Lease operating expenses	2,894	23,845	(20,951)
Transportation expenses	1,209	18,053	(16,844)
Marketing expenses	16,828	41,811	(24,983)
General and administrative expenses (1)	11,219	13,489	(2,270)
Exploration costs	—	969	(969)
Depreciation, depletion and amortization	4,793	23,181	(18,388)
Impairment of assets held for sale and long-lived assets	14,874	18,390	(3,516)
Taxes, other than income taxes	1,375	2,599	(1,224)
(Gains) losses on sale of assets and other, net	(2,491)	9,885	(12,376)
	50,701	152,222	(101,521)
Other income and (expenses)	(1,687)	(1,627)	(60)
Reorganization items, net	(273)	(424)	151
Loss before income taxes	(21,212)	(8,723)	(12,489)
Income tax benefit	—	(2,047)	2,047
Net loss	$(21,212)	$(6,676)	$(14,536)

(1)	General and administrative expenses for the three months ended June 30, 2020, and June 30, 2019, include approximately $(323,000) and $4 million, respectively, of share-based compensation expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2020	2019	Variance
Average daily production:
Natural gas (MMcf/d)	37	236	(84%)
Oil (MBbls/d)	1.3	1.9	(32%)
NGL (MBbls/d)	1.1	6.4	(83%)
Total (MMcfe/d)	52	286	(82%)

Weighted average prices: (1)
Natural gas (Mcf)	$1.60	$2.17	(26%)
Oil (Bbl)	$34.53	$58.11	(41%)
NGL (Bbl)	$12.36	$17.15	(28%)

Average NYMEX prices:
Natural gas (MMBtu)	$1.72	$2.64	(35%)
Oil (Bbl)	$27.85	$59.81	(53%)

Costs per Mcfe of production:
Lease operating expenses	$0.61	$0.92	(34%)
Transportation expenses	$0.25	$0.69	(64%)
General and administrative expenses (2)	$2.35	$0.52	352%
Depreciation, depletion and amortization	$1.01	$0.89	13%
Taxes, other than income taxes	$0.29	$0.10	190%

(1)	Does not include the effect of gains (losses) on derivatives.
(2)	General and administrative expenses for the three months ended June 30, 2020, and June 30, 2019, include approximately $(323,000) and $4 million, respectively, of share-based compensation expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Three Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Oil, natural gas and NGL sales	$10,934	$66,757	$(55,823)
Marketing and other revenues	851	15,900	(15,049)
	11,785	82,657	(70,872)

Lease operating expenses	2,894	23,845	(20,951)
Transportation expenses	1,209	18,053	(16,844)
Marketing expenses	10	7,836	(7,826)
Taxes, other than income taxes	1,097	1,891	(794)
Total direct operating expenses	5,210	51,625	(46,415)
Field level cash flow (1)	$6,575	$31,032	$(24,457)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to (loss) income before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $56 million or 84% to approximately $11 million for the three months ended June 30, 2020, from approximately $67 million for the three months ended June 30, 2019, primarily due to lower natural gas and NGL volumes as a result of divestitures completed in 2019 and 2020 and lower commodity prices.  Lower natural gas and oil prices resulted in a decrease in revenues of approximately $2 million and $3 million, respectively.

Average daily production volumes decreased to approximately 52 MMcfe/d for the three months ended June 30, 2020, from 286 MMcfe/d for the three months ended June 30, 2019.  Lower natural gas, NGL and oil production volumes resulted in a decrease in revenues of approximately $40 million, $8 million and $3 million, respectively.

The following table sets forth average daily production by region:

	Three Months Ended June 30,
	2020	2019	Variance
Average daily production (MMcfe/d):
Hugoton Basin	—	114	(114)	(100%)
Mid-Continent	36	40	(4)	(10%)
East Texas	—	43	(43)	(100%)
North Louisiana	16	43	(27)	(63%)
Uinta Basin	—	18	(18)	(100%)
Michigan/Illinois	—	28	(28)	(100%)
	52	286	(234)	(82%)

Production volumes in the Mid-Continent were consistent with the comparable period of the prior year.  The decrease in average daily production in North Louisiana primarily reflects a reduction in production due to reduced development drilling and natural decline of 2019 drilling programs, plant downtime, and the divestiture of non-core assets in 2019.  The Company completed the divestiture of all of its properties located in the East Texas and Uinta Basin operating regions in 2020.  In addition, the Company completed the divestiture of all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions in 2019.  See Note 3 for additional information about divestitures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues

	Three Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Jayhawk plant and helium	$—	$14,141	$(14,141)
Other	851	1,759	(908)
	$851	$15,900	$(15,049)

Marketing and other revenues decreased by approximately $15 million or 95% to approximately $1 million for the three months ended June 30, 2020, from approximately $16 million for the three months ended June 30, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana operating regions.  The Company completed the divestiture of all of its properties located in the East Texas region in 2020.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $21 million or 88% to approximately $3 million for the three months ended June 30, 2020, from approximately $24 million for the three months ended June 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020 and lower service costs.  Lease operating expenses per Mcfe decreased to $0.61 per Mcfe for the three months ended June 30, 2020, from $0.92 per Mcfe for the three months ended June 30, 2019, primarily driven by changes in the Company’s asset base as a result of divestitures.

Transportation Expenses

Transportation expenses decreased by approximately $17 million or 93% to approximately $1 million for the three months ended June 30, 2020, from approximately $18 million for the three months ended June 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020.  Transportation expenses per Mcfe decreased to $0.25 per Mcfe for the three months ended June 30, 2020, from $0.69 per Mcfe for the three months ended June 30, 2019, primarily driven by changes in the Company’s asset base as a result of divestitures.

Marketing Expenses

	Three Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Jayhawk plant	$—	$7,171	$(7,171)
Other	10	665	(655)
	$10	$7,836	$(7,826)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $8 million or 100% to approximately $10,000 for the three months ended June 30, 2020, from approximately $8 million for the three months ended June 30, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant.

Taxes, Other Than Income Taxes

	Three Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Severance taxes	$827	$2,484	$(1,657)
Ad valorem taxes	66	3,662	(3,596)
Other taxes	204	(4,255)	4,459
	$1,097	$1,891	$(794)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes due to divestitures completed in 2019 and 2020.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2019 and 2020.  Other taxes include a sales tax refund of approximately $4 million during the three months ended June 30, 2019.

Field Level Cash Flow

Field level cash flow decreased by approximately $24 million or 79% to approximately $7 million for the three months ended June 30, 2020, from approximately $31 million for the three months ended June 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020 and lower commodity prices.

Blue Mountain Reporting Segment

	Three Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Marketing revenues	$21,022	$42,644	$(21,622)

Marketing expenses	16,818	33,975	(17,157)
Taxes, other than income taxes	278	708	(430)
Total direct operating expenses	17,096	34,683	(17,587)
Field level cash flow (1)	$3,926	$7,961	$(4,035)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to (loss) income before income taxes.

Marketing Revenues

Marketing revenues decreased by approximately $22 million or 51% to approximately $21 million for the three months ended June 30, 2020, from approximately $43 million for the three months ended June 30, 2019.  The decrease was primarily due to lower commodity prices, lower volumes, production curtailments and contract disputes during 2020.  Average daily throughput volumes decreased to approximately 97 MMcf/d for the three months ended June 30, 2020, from 120 MMcf/d for the three months ended June 30, 2019.

Marketing Expenses

Marketing expenses decreased by approximately $17 million or 50% to approximately $17 million for the three months ended June 30, 2020, from approximately $34 million for the three months ended June 30, 2019.  The decrease was primarily due to lower commodity prices during 2020.  The decrease was partially offset by higher marketing expenses due to discounts on gathering fees offered to producers in the second quarter of 2020.

Field Level Cash Flow

Field level cash flow decreased by approximately $4 million or 51% to approximately $4 million for the three months ended June 30, 2020, from approximately $8 million for the three months ended June 30, 2019, primarily due to lower revenues.

Indirect Income and Expenses

Gains (Losses) on Commodity Derivatives

Losses on commodity derivatives were approximately $1 million for the three months ended June 30, 2020, compared to gains of approximately $20 million for the three months ended June 30, 2019.  Gains and losses on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $2 million or 17% to approximately $11 million for the three months ended June 30, 2020, from approximately $13 million for the three months ended June 30, 2019.  The decrease was primarily due to lower share-based compensation expenses and lower salaries and benefits related expenses resulting from lower headcount.  Share-based compensation expenses were a negative expense of approximately $323,000 for the three months ended June 30, 2020, based on the fair value of outstanding awards.  General and administrative expenses per Mcfe increased to $2.35 per Mcfe for the three months ended June 30, 2020, from $0.52 per Mcfe for the three months ended June 30, 2019, due to lower production volumes associated with divestitures and increased severance expenses.  Severance expenses were approximately $4 million for the three months ended June 30, 2020, compared to none for the three months ended June 30, 2019.

Exploration Costs

No exploration costs were incurred during the three months ended June 30, 2020.  Exploration costs were approximately $1 million for the three months ended June 30, 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $18 million or 79% to approximately $5 million for the three months ended June 30, 2020, from approximately $23 million for the three months ended June 30, 2019.  Depreciation, depletion and amortization per Mcfe increased to $1.01 per Mcfe for the three months ended June 30, 2020, from $0.89 per Mcfe for the three months ended June 30, 2019.

Impairment of Assets Held for Sale and Long-Lived Assets

During the three months ended June 30, 2020, the Company recorded noncash impairment charges of approximately $15 million.  Of this, approximately $12 million related to oil and natural gas properties to be divested located in North Louisiana and approximately $2 million related to divested properties located in East Texas.  In addition, approximately $1 million related to Blue Mountain Midstream’s crude oil gathering system assets.  The impairment charges were primarily due to a decline in commodity prices and a decline in expected future volumes.  During the three months ended June 30, 2019, the Company recorded a noncash impairment charge of approximately $18 million associated with Michigan proved oil and natural gas properties held for sale at June 30, 2019.  The impairment charge was primarily due to a decline in commodity prices.  See Note 1 for additional information about impairment and Note 3 for information about divestitures.

(Gains) Losses on Sale of Assets and Other, Net

During the three months ended June 30, 2020, the Company recorded a net gain of approximately $2 million, primarily related to divestitures, partially offset by a loss on disposal of furniture and equipment.  During the three months ended June 30, 2019, the Company recorded a net loss of approximately $10 million, primarily related to a net loss of approximately $9 million on the sale of its interest in non-operated properties located in the Hugoton Basin.  See Note 3 for information about divestitures.

Other Income and (Expenses)

	Three Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(739)	$(2,103)	$1,364
Other, net	(948)	476	(1,424)
	$(1,687)	$(1,627)	$(60)

Interest expense decreased primarily due to lower outstanding debt during the three months ended June 30, 2020, compared to the same period of the prior year.  For the three months ended June 30, 2020, “other, net” is primarily related to the write-off of a portion of unamortized deferred financing fees of approximately $468,000 and commitment fees for the undrawn

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

portion of the Credit Facilities.  For the three months ended June 30, 2019, “other, net” is primarily related to interest and rental income, partially offset by commitment fees for the undrawn portion of the Credit Facilities.  See “Debt” under “Liquidity and Capital Resources” below for additional details.

Reorganization Items, Net

Reorganization items represent costs directly associated with Chapter 11 proceedings since the petition date.  During the three months ended June 30, 2020, and June 30, 2019, reorganization items were approximately $273,000 and $424,000, respectively, primarily related to legal and other professional fees.

Income Tax Benefit

The Company recognized no income tax expense for the three months ended June 30, 2020, because of a full valuation allowance recorded in the third quarter of 2019, compared to an income tax benefit of approximately $2 million for the three months ended June 30, 2019.

Net Loss

A net loss of approximately $21 million was incurred for the three months ended June 30, 2020, compared to approximately $7 million for the three months ended June 30, 2019.  See discussion above for explanations of variances.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$14,899	$103,741	$(88,842)
Oil sales	8,580	15,950	(7,370)
NGL sales	2,253	23,411	(21,158)
Total oil, natural gas and NGL sales	25,732	143,102	(117,370)
Gains on commodity derivatives	6,721	7,008	(287)
Marketing and other revenues	55,826	131,894	(76,068)
	88,279	282,004	(193,725)
Expenses:
Lease operating expenses	7,845	47,897	(40,052)
Transportation expenses	3,383	37,203	(33,820)
Marketing expenses	38,147	95,200	(57,053)
General and administrative expenses (1)	21,123	32,480	(11,357)
Exploration costs	—	2,207	(2,207)
Depreciation, depletion and amortization	15,112	44,953	(29,841)
Impairment of assets held for sale and long-lived assets	121,658	18,390	103,268
Taxes, other than income taxes	2,590	8,899	(6,309)
(Gains) losses on sale of assets and other, net	(2,031)	(17,380)	15,349
	207,827	269,849	(62,022)
Other income and (expenses)	(2,676)	(3,187)	511
Reorganization items, net	(494)	(472)	(22)
(Loss) income before income taxes	(122,718)	8,496	(131,214)
Income tax expense	—	2,446	(2,446)
Net (loss) income	$(122,718)	$6,050	$(128,768)
(1)	General and administrative expenses for the six months ended June 30, 2020, and June 30, 2019, include approximately $(3) million and $10 million, respectively, of share-based compensation expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2020	2019	Variance
Average daily production:
Natural gas (MMcf/d)	49	226	(78%)
Oil (MBbls/d)	1.2	1.6	(25%)
NGL (MBbls/d)	1.0	6.7	(85%)
Total (MMcfe/d)	62	275	(77%)

Weighted average prices: (1)
Natural gas (Mcf)	$1.68	$2.54	(34%)
Oil (Bbl)	$39.42	$56.25	(30%)
NGL (Bbl)	$11.96	$19.44	(38%)

Average NYMEX prices:
Natural gas (MMBtu)	$1.83	$2.89	(37%)
Oil (Bbl)	$37.01	$57.36	(35%)

Costs per Mcfe of production:
Lease operating expenses	$0.69	$0.96	(28%)
Transportation expenses	$0.30	$0.75	(60%)
General and administrative expenses (2)	$1.87	$0.65	188%
Depreciation, depletion and amortization	$1.34	$0.90	49%
Taxes, other than income taxes	$0.23	$0.18	28%

(1)	Does not include the effect of gains (losses) on derivatives.
(2)	General and administrative expenses for the six months ended June 30, 2020, and June 30, 2019, include approximately $(3) million and $10 million, respectively, of share-based compensation expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Upstream Reporting Segment

	Six Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Oil, natural gas and NGL sales	$25,732	$143,102	$(117,370)
Marketing and other revenues	2,738	46,922	(44,184)
	28,470	190,024	(161,554)

Lease operating expenses	7,845	47,897	(40,052)
Transportation expenses	3,383	37,203	(33,820)
Marketing expenses	64	27,620	(27,556)
Taxes, other than income taxes	1,721	7,516	(5,795)
Total direct operating expenses	13,013	120,236	(107,223)
Field level cash flow (1)	$15,457	$69,788	$(54,331)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to income (loss) before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $117 million or 82% to approximately $26 million for the six months ended June 30, 2020, from approximately $143 million for the six months ended June 30, 2019, primarily due to lower production volumes as a result of divestitures completed in 2019 and 2020 and lower commodity prices.  Lower natural gas, NGL and oil prices resulted in a decrease in revenues of approximately $7 million, $1 million and $4 million, respectively.

Average daily production volumes decreased to approximately 62 MMcfe/d for the six months ended June 30, 2020, from 275 MMcfe/d for the six months ended June 30, 2019.  Lower natural gas, NGL and oil production volumes resulted in a decrease in revenues of approximately $81 million, $20 million and $4 million, respectively.

The following table sets forth average daily production by region:

	Six Months Ended June 30,
	2020	2019	Variance
Average daily production (MMcfe/d):
Hugoton Basin	—	119	(119)	(100%)
Mid-Continent	33	36	(3)	(8%)
East Texas	8	44	(36)	(82%)
North Louisiana	19	31	(12)	(39%)
Uinta Basin	2	17	(15)	(88%)
Michigan/Illinois	—	28	(28)	(100%)
	62	275	(213)	(77%)

Production volumes in the Mid-Continent were consistent with the comparable period of the prior year.  The decrease in average daily production in North Louisiana primarily reflects a reduction in production due to reduced development drilling and natural decline of 2019 drilling programs, plant downtime, and the divestiture of non-core assets in 2019.  The decreases in average daily production volumes in the Uinta Basin and East Texas operating regions primarily reflect lower production volumes as a result of divestitures completed in 2020.  In addition, the Company completed the divestiture of all of its properties located in the Hugoton Basin and Michigan/Illinois operating regions in 2019.  See Note 3 for additional information about divestitures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues

	Six Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Jayhawk plant and helium	$16	$43,310	$(43,294)
Other	2,722	3,612	(890)
	$2,738	$46,922	$(44,184)

Marketing and other revenues decreased by approximately $44 million or 94% to approximately $3 million for the six months ended June 30, 2020, from approximately $47 million for the six months ended June 30, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana operating regions.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $40 million or 84% to approximately $8 million for the six months ended June 30, 2020, from approximately $48 million for the six months ended June 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020 and lower service costs.  Lease operating expenses per Mcfe decreased to $0.69 per Mcfe for the six months ended June 30, 2020, from $0.96 per Mcfe for the six months ended June 30, 2019.

Transportation Expenses

Transportation expenses decreased by approximately $34 million or 91% to approximately $3 million for the six months ended June 30, 2020, from approximately $37 million for the six months ended June 30, 2019.  Transportation expenses per Mcfe decreased to $0.30 per Mcfe for the six months ended June 30, 2020, from $0.75 per Mcfe for the six months ended June 30, 2019, primarily driven by changes in the Company’s asset base as a result of divestitures.

Marketing Expenses

	Six Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Jayhawk plant	$(120)	$26,191	$(26,311)
Other	184	1,429	(1,245)
	$64	$27,620	$(27,556)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $28 million or 100% to approximately $64,000 for the six months ended June 30, 2020, from approximately $28 million for the six months ended June 30, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant and a credit to expense from receipt of an electric co-op refund during the six months ended June 30, 2020.

Taxes, Other Than Income Taxes

	Six Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Severance taxes	$1,263	$4,645	$(3,382)
Ad valorem taxes	111	7,024	(6,913)
Other taxes	347	(4,153)	4,500
	$1,721	$7,516	$(5,795)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes due to divestitures completed in 2019 and 2020.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2019 and 2020. Other taxes include a sales tax refund of approximately $4 million during the six months ended June 30, 2019.

Field Level Cash Flow

Field level cash flow decreased by approximately $55 million or 78% to approximately $15 million for the six months ended June 30, 2020, from approximately $70 million for the six months ended June 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020 and lower commodity prices.

Blue Mountain Reporting Segment

	Six Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Marketing revenues	$53,088	$84,972	$(31,884)

Marketing expenses	38,083	67,580	(29,497)
Taxes, other than income taxes	869	1,383	(514)
Total direct operating expenses	38,952	68,963	(30,011)
Field level cash flow (1)	$14,136	$16,009	$(1,873)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to loss before income taxes.

Marketing Revenues

Marketing revenues decreased by approximately $32 million or 38% to approximately $53 million for the six months ended June 30, 2020, from approximately $85 million for the six months ended June 30, 2019.  The decrease was primarily due to lower commodity prices, lower volumes, production curtailments and contract disputes during 2020, partially offset by revenues from the water service business beginning in the second quarter of 2019.  Average daily throughput volumes decreased to approximately 108 MMcf/d for the six months ended June 30, 2020, from 118 MMcf/d for the six months ended June 30, 2019.

Marketing Expenses

Marketing expenses decreased by approximately $30 million or 44% to approximately $38 million for the six months ended June 30, 2020, from approximately $68 million for the six months ended June 30, 2019.  The decrease was primarily due to lower commodity prices during 2020, partially offset by expenses related to the water services business and higher marketing expenses due to discounts on gathering fees offered to producers in the second quarter of 2020.

Field Level Cash Flow

Field level cash flow decreased by approximately $2 million or 12% to approximately $14 million for the six months ended June 30, 2020, from approximately $16 million for the six months ended June 30, 2019, primarily due to lower revenues.

Indirect Income and Expenses Not Allocated to Segments

Gains on Commodity Derivatives

Gains on commodity derivatives were approximately $7 million for both the six months ended June 30, 2020, and the six months ended June 30, 2019.  Gains on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $11 million or 35% to approximately $21 million for the six months ended June 30, 2020, from approximately $32 million for the six months ended June 30, 2019.  The decrease was primarily due to lower share-based compensation expenses and lower salaries and benefits related expenses due to lower headcount.  Share-based compensation expenses were a negative expense of approximately $3 million for the six months ended June 30, 2020, based on the fair value of outstanding awards.  General and administrative expenses per Mcfe increased to $1.87 per Mcfe for the six months ended June 30, 2020, from $0.65 per Mcfe for the six months ended June 30, 2019, due to lower production volumes associated with divestitures and increased severance expenses.  Severance expenses were approximately $5 million for the six months ended June 30, 2020, compared to none for the six months ended June 30, 2019.

Exploration Costs

No exploration costs were incurred during the six months ended June 30, 2020.  Exploration costs were approximately $2 million for the six months ended June 30, 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $30 million or 66% to approximately $15 million for the six months ended June 30, 2020, from approximately $45 million for the six months ended June 30, 2019.  Depreciation, depletion and amortization per Mcfe increased to $1.34 per Mcfe for the six months ended June 30, 2020, from $0.90 per Mcfe for the six months ended June 30, 2019.

Impairment of Assets Held for Sale and Long-Lived Assets

During the six months ended June 30, 2020, the Company recorded noncash impairment charges of approximately $122 million.  Of this, approximately $88 million related to proved and unproved oil and natural gas properties located in Oklahoma, approximately $12 million related to properties to be divested located in North Louisiana, and approximately $4 million related to divested properties located in East Texas.  In addition, approximately $18 million related to Blue Mountain Midstream’s crude oil gathering system assets.  The impairment charges were primarily due to a decline in commodity prices and a decline in expected future volumes.  During the six months ended June 30, 2019, the Company recorded a noncash impairment charge of approximately $18 million associated with Michigan proved oil and natural gas properties held for sale at June 30, 2019.  The impairment charge was primarily due to a decline in commodity prices.  See Note 1 for additional information about impairment and Note 3 for information about divestitures.

Gains (Losses) on Sale of Assets and Other, Net

During the six months ended June 30, 2020, the Company recorded a net gain of approximately $2 million, including a net gain of approximately $1 million on the Drunkards Wash Asset Sale.  The net gain was partially offset by a loss on disposal of furniture and equipment.  During the six months ended June 30, 2019, the Company recorded a net gain of approximately $17 million, primarily related to a net gain of approximately $28 million on the Arkoma Assets Sale, partially offset by a net loss of approximately $9 million on the sale of interest in non-operated properties in the Hugoton Basin.  See Note 3 for information about divestitures.

Other Income and (Expenses)

	Six Months Ended June 30,
	2020	2019	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(1,668)	$(3,074)	$1,406
Other, net	(1,008)	(113)	(895)
	$(2,676)	$(3,187)	$511

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Interest expense decreased primarily due to lower outstanding debt during the six months ended June 30, 2020, compared to the same period of the prior year.  For the six months ended June 30, 2020, “other, net” is primarily related to the write-off of a portion of unamortized deferred financing fees of approximately $468,000 and commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest income and rental income.  For the six months ended June 30, 2019, “other, net” is primarily related to commitment fees for the undrawn portion of the Credit Facilities, offset by interest income and rental income. See “Debt” under “Liquidity and Capital Resources” below for additional details.

Reorganization Items, Net

Reorganization items represent costs directly associated with the Chapter 11 proceedings since the petition date.  During the six months ended June 30, 2020, and June 30, 2019, reorganization items were approximately $494,000 and $472,000, respectively, primarily related to legal and other professional fees.

Income Tax Expense

The Company recognized no income tax expense for the six months ended June 30, 2020, because of a full valuation allowance recorded in the third quarter of 2019, compared to income tax expense of approximately $2 million for the six months ended June 30, 2019.

Net (Loss) Income

A net loss of approximately $123 million was incurred for the six months ended June 30, 2020, compared to net income of approximately $6 million for the six months ended June 30, 2019.  See discussion above for explanations of variances.

Liquidity and Capital Resources

The Company’s sources of cash have primarily consisted of proceeds from divestitures of oil and natural gas properties, net cash provided by operating activities and borrowings under the Blue Mountain Credit Facility.  As a result of divesting certain oil and natural gas properties and selling an office building during the six months ended June 30, 2020, the Company received approximately $67 million in net cash proceeds.  The Company has used its cash to fund capital expenditures, for distributions to shareholders, and for repurchases of Riviera common stock.  Based on current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash:
Net cash (used in) provided by operating activities	$(12,285)	$58,801
Net cash provided by (used in) investing activities	41,287	(9,384)
Net cash (used in) provided by financing activities	(98,391)	7,492
Net (decrease) increase in cash, cash equivalents and restricted cash	$(69,389)	$56,909

Operating Activities

Cash used in operating activities was approximately $12 million for the six months ended June 30, 2020, compared to cash provided of approximately $59 million for the six months ended June 30, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities

The following provides a comparative summary of cash flow from investing activities:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(25,628)	$(104,675)
Proceeds from sale of properties, equipment and other	66,915	95,291
Net cash provided by (used in) investing activities	$41,287	$(9,384)

The primary source of cash provided by investing activities was proceeds from the sale of properties, equipment and other.  The primary uses of cash from investing activities was plant and pipeline expenditures by Blue Mountain Midstream and development of oil and natural gas properties.  The six months ended June 30, 2019, includes expenditures for construction of Blue Mountain Midstream’s cryogenic natural gas processing facility, water facilities and related compression and gathering systems.  Capital expenditures decreased primarily due to lower spending on plant and pipeline construction related to Blue Mountain Midstream. The Company made no material acquisitions of properties during the six months ended June 30, 2020, or June 30, 2019.

Proceeds from sale of properties, equipment and other for the six months ended June 30, 2020, include cash proceeds received of approximately $4 million from the Drunkards Wash Assets Sale (excluding a deposit of approximately $450,000 received in 2019), approximately $15 million from the Overton Assets Sale (excluding a deposit of approximately $2 million received in 2019), approximately $25 million from the Personville Assets Sale (excluding a deposit of approximately $3 million received in 2019), approximately $392,000 from the sale of  properties located in East Texas and approximately $21 million from the sale of an office building in Oklahoma.  See Note 3 for additional details about divestitures.

See below for details regarding accrued and paid capital expenditures for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)

Oil and natural gas	$1,217	$53,700
Plant and pipeline	12,601	45,783
Other	340	2,033
Capital expenditures, excluding acquisitions	$14,158	$101,516

The decrease in capital expenditures was primarily due to lower oil and natural gas development activities and lower plant and pipeline construction activities associated with Blue Mountain Midstream in response to declines in commodity prices and expected future volumes.  For 2020, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $22 million, including approximately $3 million related to its oil and natural gas capital program and approximately $19 million related to Blue Mountain Midstream.  This estimate is under continuous review and subject to ongoing adjustments.

Financing Activities

Cash used in financing activities was approximately $98 million for the six months ended June 30, 2020, compared to cash provided of approximately $7 million for the six months ended June 30, 2019.  During the six months ended June 30, 2020, the primary use of cash was distributions to shareholders of approximately $101 million.  During the six months ended June 30, 2019, the primary sources of cash were borrowings under Mayzure notes and the Blue Mountain Credit Facility, partially offset by repurchases of common stock and repayments under the Riviera Credit Facility.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Proceeds from borrowings:
Mayzure Notes	$—	$81,925
Blue Mountain Credit Facility	5,600	33,300
	$5,600	$115,225
Repayments of debt:
Riviera Credit Facility	$—	$(20,000)
Blue Mountain Credit Facility	—	(4,300)
Mayzure Notes	—	(2,649)
	$—	$(26,949)

Debt

At July 31, 2020, there were no borrowings outstanding and approximately $29 million of available borrowing capacity under the Riviera Credit Facility (which includes a reduction of approximately $701,000 for outstanding letters of credit).  A reduction to the borrowing base, in whole or in part, is expected should the Company close the sale of its interests in properties in North Louisiana and Oklahoma as currently anticipated.  See Note 3.  At July 31, 2020, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $76 million and there was approximately $114 million of available borrowing capacity (which includes a reduction of approximately $10 million for outstanding letters of credit), subject to covenant restrictions in the Blue Mountain Credit Facility.  For additional information related to the Company’s debt, see Note 6.

Share Repurchase Program

During the six months ended June 30, 2020, the Company repurchased an aggregate of 282,742 shares of common stock at an average price of $7.31 per share for a total cost of approximately $2 million.

Cash Distributions

On March 9, 2020, the Board of Directors of the Company declared a cash distribution of $1.00 per share.  A cash distribution totaling approximately $58 million was paid on April 22, 2020, to shareholders of record as of the close of business on April 8, 2020.  On April 23, 2020, the Board of Directors of the Company declared a cash distribution of $0.75 per share.  The distribution totaling approximately $43 million was paid on May 11, 2020, to shareholders of record as of the close of business on May 7, 2020.  In addition, approximately $13 million and $11 million for potential future distributions related to nonvested share-based compensation awards was recorded in restricted cash at June 30, 2020, and December 31, 2019, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control.  These statements may include discussions about the Company’s:

•	business strategy;
•	acquisition and disposition strategy;
•	financial strategy;
•	ability to comply with the covenants under the Credit Facilities;
•	effects of legal proceedings;
•	effects of public health crises, such as pandemics (including COVID-19) and epidemics, and any related government policies and actions;
•	the scope, duration and severity of the COVID-19 pandemic, including any recurrence, as well as the timing of the economic recovery following the pandemic;
•	drilling locations;
•	oil, natural gas and NGL reserves;
•	realized oil, natural gas and NGL prices;
•	production volumes;

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	midstream asset construction;
•	key relationships with third parties relating to its midstream business;
•	commitments under its midstream operations;
•	capital expenditures;
•	economic and competitive advantages;
•	credit and capital market conditions;
•	regulatory changes;
•	lease operating expenses, general and administrative expenses and development costs;
•	future operating results;
•	plans, objectives, expectations and intentions; and
•	taxes.

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

At June 30, 2020, the fair value of fixed price swaps was a net asset of approximately $5 million.  A 10% increase in the New York Mercantile Exchange (“NYMEX”) WTI oil and NYMEX Henry Hub natural gas prices above the June 30, 2020, prices would result in a net asset of approximately $3 million, which represents a decrease in the fair value of approximately $2 million; conversely, a 10% decrease in the NYMEX oil and Henry Hub natural gas prices below the June 30, 2020, prices would result in a net asset of approximately $7 million, which represents an increase in the fair value of approximately $2 million.

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

Interest Rate Risk

At June 30, 2020, the Company had debt outstanding under the Credit Facilities of $75.4 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $754,000 increase in annual interest expense.  At December 31, 2019, the Company had debt outstanding under the Credit Facilities of $69.8 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $698,000 increase in annual interest expense.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer

concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

During the second quarter of 2020, under the supervision and with the participation of the Company’s management, the Company completed the preparation and implementation of a series of changes to its control owners and processes to support consolidation of the management of Blue Mountain Midstream within the Company’s existing executive management team.  There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2020, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry.  To date, the COVID-19 outbreak has surfaced in all regions around the world and has severely impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, all of which are expected to continue.  These events have directly affected the Company’s business and have exacerbated the potential negative impact from many of the risks described in the Company’s Form 10-K for the year ended December 31, 2019, including those relating to the Company’s customers’ capital spending and trends in oil and natural gas prices.  For example, demand for the Company’s products and services is declining as the Company’s customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices.  In addition, the Company is facing logistical challenges including border closures, travel restrictions and an inability to commute to certain facilities and job sites, as the Company provides services and products to its customers.  The Company is also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements.

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

There were no repurchases of shares of Riviera common stock by the Company during the second quarter of 2020.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.Exhibits

Exhibit Number		Description

10.1	—

Fifth Amendment to Credit Agreement dated June 1, 2020, to the Credit Agreement dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8‑K filed June 4, 2020)

10.2*	—	Purchase and Sale Agreement, dated July 27, 2020, by and between Riviera Upstream, LLC and Riviera Operating, LLC, as seller, and NGLF Energy, LLC, as buyer

10.3*	—	Purchase and Sale Agreement, dated August 4, 2020, by and between Riviera Upstream, LLC and Riviera Operating, LLC, as seller, and Staghorn Petroleum II, LLC, as buyer

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA RESOURCES, INC.
(Registrant)

Date: August 6, 2020	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President, Finance, Administration and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)