Form 10-Q
period 2020-09-30
Riviera Resources, Inc.
filed 2020-11-02
CIK 1737204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of October 31, 2020, there were 57,907,609 shares of common stock, par value $0.01 per share, outstanding.

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

MMcfe/d. MMcfe per day.

MMMBtu.  One billion British thermal units.

NGL.  Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$94,548	$116,237
Accounts receivable – trade, net	22,194	51,355
Derivative instruments	375	7,283
Restricted cash	24,887	32,932
Other current assets	11,925	12,853
Assets held for sale	—	104,773
Total current assets	153,929	325,433
Noncurrent assets:
Oil and natural gas properties (successful efforts method)	125,389	180,307
Less accumulated depletion and amortization	(111,480)	(35,603)
	13,909	144,704

Other property and equipment	396,449	388,851
Less accumulated depreciation	(292,416)	(50,381)
	104,033	338,470

Other noncurrent assets	4,690	7,652
	4,690	7,652
Total noncurrent assets	122,632	490,826
Total assets	$276,561	$816,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,907	$80,579
Derivative instruments	1,795	1,087
Other accrued liabilities	31,776	26,728
Liabilities held for sale	—	35,177
Total current liabilities	68,478	143,571
Noncurrent liabilities:
Credit facilities	80,000	69,800
Asset retirement obligations and other noncurrent liabilities	16,209	29,337
Total noncurrent liabilities	96,209	99,137
Commitments and contingencies (Note 10)
Equity:
Preferred Stock ($0.01 par value, 30,000,000 shares authorized; no shares issued at September 30, 2020, or December 31, 2019)	—	—
Common Stock ($0.01 par value, 270,000,000 shares authorized; 57,907,609 shares and 58,168,756 shares issued and outstanding at September 30, 2020, and December 31, 2019, respectively)	579	581
Additional paid-in capital	759,186	861,764
Accumulated deficit	(647,891)	(288,794)
Total equity	111,874	573,551
Total liabilities and equity	$276,561	$816,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$7,340	$51,029	$33,072	$194,131
Gains (losses) on commodity derivatives	(2,948)	5,665	3,773	12,673
Marketing revenues	29,054	45,828	84,840	166,569
Other revenues	29	5,532	69	16,685
	33,475	108,054	121,754	390,058
Expenses:
Lease operating expenses	2,367	18,307	10,212	66,204
Transportation expenses	818	16,275	4,201	53,478
Marketing expenses	20,284	37,688	58,431	132,888
General and administrative expenses	16,871	16,954	37,994	49,434
Exploration costs	413	1,947	413	4,154
Depreciation, depletion and amortization	3,915	20,060	19,027	65,013
Impairment of assets held for sale and long-lived assets	219,606	95,080	341,264	113,470
Taxes, other than income taxes	846	5,111	3,436	14,010
(Gains) losses on sale of assets and other, net	3,515	(7,587)	1,484	(24,967)
	268,635	203,835	476,462	473,684
Operating loss	(235,160)	(95,781)	(354,708)	(83,626)
Other income and (expenses):
Interest expense, net of amounts capitalized	(700)	(2,329)	(2,368)	(5,403)
Other, net	(309)	(595)	(1,317)	(708)
	(1,009)	(2,924)	(3,685)	(6,111)
Reorganization items, net	(210)	(284)	(704)	(756)
Loss before income taxes	(236,379)	(98,989)	(359,097)	(90,493)
Income tax expense	—	126,646	—	129,092
Net loss	$(236,379)	$(225,635)	$(359,097)	$(219,585)
Loss per share:
Basic and diluted	$(4.07)	$(3.76)	$(6.18)	$(3.40)

Weighted average shares outstanding ‒ basic and diluted	58,044	60,004	58,080	64,576
Distributions declared per share	$—	$—	$1.75	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2019	58,169	$581	$861,764	$(288,794)	$573,551
Net loss		—	—	(101,506)	(101,506)
Repurchases of common stock	(323)	(3)	(2,063)	—	(2,066)
Issuance of common stock	62	1	823	—	824
Distributions to shareholders		—	(57,908)	—	(57,908)
March 31, 2020	57,908	579	802,616	(390,300)	412,895
Net loss		—	—	(21,212)	(21,212)
Distributions to shareholders		—	(43,430)	—	(43,430)
June 30, 2020	57,908	579	759,186	(411,512)	348,253
Net loss		—	—	(236,379)	(236,379)
September 30, 2020	57,908	$579	$759,186	$(647,891)	$111,874

December 31, 2018	69,197	$692	$1,256,730	$4,952	$1,262,374
Net income		—	—	12,726	12,726
Repurchases of common stock	(2,488)	(25)	(34,412)	—	(34,437)
Issuance of common stock	82	1	1,485	—	1,486
March 31, 2019	66,791	668	1,223,803	17,678	1,242,149
Net loss		—	—	(6,676)	(6,676)
Repurchases of common stock	(3,170)	(32)	(43,275)	—	(43,307)
June 30, 2019	63,621	636	1,180,528	11,002	1,192,166
Net loss		—	—	(225,635)	(225,635)
Repurchases of common stock	(4,989)	(50)	(65,303)	—	(65,353)
Other		—	258	—	258
September 30, 2019	58,632	$586	$1,115,483	$(214,633)	$901,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flow from operating activities:
Net loss	$(359,097)	$(219,585)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	19,027	65,013
Impairment of assets held for sale and long-lived assets	341,264	113,470
Deferred income taxes	—	129,092
Gains on derivatives, net	(3,773)	(6,386)
Cash settlements on derivatives	11,389	5,740
Share-based compensation expenses	(3,381)	10,624
(Gains) losses on sale of assets and other, net	1,510	(27,366)
Other	2,602	8,897
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	23,416	37,305
Decrease in other assets	2,666	5,367
Decrease in accounts payable and accrued expenses	(34,824)	(29,997)
Decrease in other liabilities	(5,885)	(4,331)
Net cash (used in) provided by operating activities	(5,086)	87,843
Cash flow from investing activities:
Acquisition of property, plant and equipment	—	(3,380)
Development of oil and natural gas properties	(292)	(67,864)
Purchases of other property and equipment	(31,242)	(82,232)
Proceeds from sale of properties and equipment and other	100,677	177,907
Net cash provided by investing activities	69,143	24,431
Cash flow from financing activities:
Repurchases of shares	(2,653)	(143,097)
Proceeds from borrowings	11,200	142,825
Repayments of debt	(1,000)	(29,615)
Debt issuance costs paid	—	(3,246)
Distributions to shareholders	(101,338)	—
Net cash used in financing activities	(93,791)	(33,133)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,734)	79,141
Cash, cash equivalents and restricted cash:
Beginning	149,169	49,777
Ending	$119,435	$128,918

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

Nature of Business

The Company is incorporated under Delaware law and its headquarters are in Houston, Texas.  Prior to the recent sales of interests in oil and natural gas properties and the sale of its wholly owned subsidiary Blue Mountain Midstream LLC (“Blue Mountain Midstream”), discussed below, Riviera was an independent oil and natural gas company.  The Company had two reporting segments, upstream and Blue Mountain.  The upstream reporting segment was engaged in the exploration, development, production, and sale of oil, natural gas, and natural gas liquids (“NGL”) and its properties were all located in the United States (“U.S.”).  The Blue Mountain reporting segment consisted of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play.

Recent Developments

Section 271 Sale

In July 2020, the Company signed definitive agreements to sell substantially all of its interests located in its two upstream operating regions, North Louisiana and the Mid-Continent, and in August 2020, signed a definitive agreement to sell Blue Mountain Midstream (the “Blue Mountain Divestiture”).  The Blue Mountain Divestiture, together with the sales of interests in properties located in North Louisiana and the Mid-Continent (collectively, the “271 Sale”), constituted a sale of substantially all of the consolidated assets of the Company for purposes of Section 271(a) of the Delaware General Corporate Law, as amended.  Therefore, on August 23, 2020, the Company elected to obtain shareholder approval and authorization of the 271 Sale.  Holders of a majority of the Company’s issued and outstanding shares of common stock (the “Majority Stockholders”) executed and delivered to the Company a written consent in lieu of a special meeting.  The written consent delivered by the Majority Stockholders authorized and approved the 271 Sale.  On September 1, 2020, and October 1, 2020, the Company completed the sales of its interests in properties located in North Louisiana and the Mid-Continent, respectively.  In addition, on October 8, 2020, the Company completed the Blue Mountain Divestiture.  See Note 3 for additional information about divestitures.

Plan of Liquidation

On August 24, 2020, following approval of the 271 Sale, the Company announced that it was evaluating the process of winding-up and of returning the majority of its remaining capital to its shareholders.  On October 12, 2020, the Board of Directors of the Company (the “Board”), approved the dissolution, winding up and liquidation of the Company (the “Plan of Liquidation”) and adopted the Plan of Liquidation.  Also, on October 12, 2020, the required percentage of the Company’s shareholders approved, through written consent in accordance with the bylaws of the Company, the Plan of Liquidation.  The Plan of Liquidation contemplates the orderly sale of the Company’s remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of any remaining cash to shareholders.  See Note 18 for more information.

Other Recent Developments

The Company and the oil and gas industry have been adversely impacted by certain events, including the initial dramatic increase in output from the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) in the first quarter of 2020 and the destruction of demand resulting from the unprecedented global health and economic crisis sparked by the novel coronavirus disease (“COVID-19”) global pandemic.  While OPEC+ has agreed to cut production, downward pressure on commodity prices has continued.  In order to reduce expenses, in April 2020, the Board made the decision to consolidate the management of Blue Mountain Midstream within the Company’s existing executive management team and further reduced expenses by integration of the operations of the two companies wherever practical.  The Company incurred severance expenses of approximately $10 million and $15 million for the three months and nine months ended September 30, 2020, respectively, in connection with integration activities, divestitures and the Plan of Liquidation.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As described further below, the Company recorded impairments on oil and natural gas properties and property, plant and equipment for the nine months ended September 30, 2020.  The impairment charges recorded in the three months ended September 30, 2020, were primarily due to the Company’s exit from the midstream business.  The impairment charges recorded in the first quarter and second quarter of 2020 were primarily due to declines in commodity prices and declines in expected future volumes.  The COVID-19 pandemic continues to evolve and identification of all trends, events and uncertainties, including a possible widespread resurgence in COVID-19 infections in the remainder of 2020 without the availability of generally effective therapeutics or a vaccine for the disease, that may impact the Company’s financial condition and results of operations are unknown at this time. Due to the adoption of the Plan of Liquidation, the Company’s results of operations for the three months and nine months ended September 30, 2020, are not indicative of its future results.

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

There have been no material changes in critical accounting policies during the nine months ended September 30, 2020, as compared to the critical accounting policies described in Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Based on the approval of the Plan of Liquidation in October 2020, discussed above, the Company plans to adopt the liquidation basis of accounting in the fourth quarter of 2020.  See Note 18.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  The estimates that are particularly significant to the financial statements include impairment evaluations, estimates of the Company’s reserves of oil, natural gas and NGL, future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations, certain revenues and operating expenses, and fair values of commodity derivatives.

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

Fair Value of Financial Instruments

The carrying values of the Company’s receivables, payables and credit facilities are estimated to be substantially the same as their fair values at September 30, 2020, and December 31, 2019.  See Note 8 for details about the fair value of the Company’s derivative financial instruments.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and national economic data.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is remote.  The balance in the Company’s allowance for doubtful accounts related to trade accounts receivable was approximately $4 million and $1 million at September 30, 2020, and December 31, 2019, respectively.

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

Based on the analysis described above, during the nine months ended September 30, 2020, the Company recorded noncash impairment charges of approximately $101 million associated with proved oil and natural gas properties.  Of this, approximately $85 million related to divested properties located in Oklahoma, approximately $12 million to divested properties located in North Louisiana, and approximately $4 million to divested properties located in East Texas.  There was no such charge during the three months ended September 30, 2020.  During the three months and nine months ended September 30, 2019, the Company recorded noncash impairment charges of approximately $95 million and $113 million, respectively, associated with divested proved oil and gas properties located in the Hugoton Basin and Michigan.  The impairment charges in both periods were primarily due to a decline in commodity prices.  The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement.  The charges are associated with the upstream reporting segment and are included in “impairment of assets held for sale and long-lived assets” on the condensed consolidated statements of operations.  See Note 3 for additional information about divestitures.

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

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Based on the analysis described above, during the nine months ended September 30, 2020, the Company recorded a noncash impairment charge of approximately $3 million associated with unproved oil and natural gas properties located in Oklahoma.  There was no such charge during the three months ended September 30, 2020.  The impairment was primarily due to a decline in commodity prices.  The charge is associated with the upstream reporting segment and is included in “impairment of assets held for sale and long-lived assets” on the condensed consolidated statement of operations.

Other Property and Equipment and Other Assets

The Company evaluates the impairment of its other property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The carrying values of other property and equipment are reduced to fair value when the expected undiscounted future cash flows are less than net book value or there are alternative indications of impairment.  The fair values of other property and equipment are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount, or the Company takes into consideration contract prices from executed definitive agreements.  Significant inputs used to determine the fair values of other property and equipment and other assets include estimates of future operating costs, future volumes and future commodity prices.  These inputs require assumptions by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

At September 30, 2020, because of the Blue Mountain Divestiture, the Company performed an impairment evaluation of Blue Mountain Midstream’s other property and equipment and other assets.  Based on the analysis described above, during the three months and nine months ended September 30, 2020, the Company recorded impairment charges of approximately $220 million and $237 million, respectively, to reduce the carrying value of Blue Mountain Midstream’s assets to fair value less cost to sell using Level 3 inputs. The impairment charges recorded in the three months ended September 30, 2020, were primarily triggered by the Company’s exit from the midstream business, with the fair value being predominantly driven by the contract price of the Blue Mountain Divestiture.  The impairment charges recorded in the first quarter and second quarter of 2020 were primarily due to a decline in expected future volumes in the crude gathering business, related to the economics of customers drilling in the area.  The charges are primarily associated with the Blue Mountain reporting segment, with $1 million of the charges associated with the upstream reporting segment and are included in “impairment of assets held for sale and long-lived assets” on the condensed consolidated statements of operations.

Note 2 – Revenues

Disaggregation of Revenue

Substantially all of the revenues reported on the Company’s unaudited condensed consolidated statements of operations included herein relates to properties that were divested either prior or subsequent to September 30, 2020.  See Note 1, Note 3 and Note 18 for information about divestitures.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables present the Company’s disaggregated revenues by source and geographic area:

	Three Months Ended September 30, 2020
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Mid-Continent	$2,140	$2,657	$645	$5,442	$—	$30	$5,472
East Texas	(11)	—	—	(11)	—	—	(11)
North Louisiana	1,675	187	53	1,915	113	—	2,028
Uinta Basin	(13)	—	—	(13)	—	—	(13)
Other divested properties	5	—	2	7	—	(1)	6
Blue Mountain	—	—	—	—	28,941	—	28,941
Total	$3,796	$2,844	$700	$7,340	$29,054	$29	$36,423

	Three Months Ended September 30, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$12,057	$405	$5,561	$18,023	$9,810	$5,413	$33,246
Mid-Continent	3,870	8,387	1,171	13,428	—	78	13,506
East Texas	7,379	812	492	8,683	843	2	9,528
North Louisiana	6,849	467	141	7,457	442	2	7,901
Uinta Basin	2,845	—	—	2,845	—	1	2,846
Michigan/Illinois	82	504	7	593	—	36	629
Blue Mountain	—	—	—	—	34,733	—	34,733
Total	$33,082	$10,575	$7,372	$51,029	$45,828	$5,532	$102,389

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Nine Months Ended September 30, 2020
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Mid-Continent	$8,269	$10,369	$2,302	$20,940	$—	$87	$21,027
East Texas	2,510	328	444	3,282	2,282	2	5,566
North Louisiana	7,003	700	234	7,937	525	1	8,463
Uinta Basin	906	—	(8)	898	—	—	898
Other divested properties	7	27	(19)	15	4	(21)	(2)
Blue Mountain	—	—	—	—	82,029	—	82,029
Total	$18,695	$11,424	$2,953	$33,072	$84,840	$69	$117,981

	Nine Months Ended September 30, 2019
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$49,993	$1,198	$22,843	$74,034	$42,962	$16,485	$133,481
Mid-Continent	12,639	18,507	5,493	36,639	—	102	36,741
East Texas	28,228	2,609	1,500	32,337	2,740	6	35,083
North Louisiana	20,352	2,225	901	23,478	1,162	5	24,645
Uinta Basin	12,388	86	5	12,479	—	1	12,480
Michigan/Illinois	13,223	1,900	41	15,164	—	86	15,250
Blue Mountain	—	—	—	—	119,705	—	119,705
Total	$136,823	$26,525	$30,783	$194,131	$166,569	$16,685	$377,385

Contract Balances

Under the Company’s product sales contracts, customers are invoiced once the Company’s performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.

The Company had trade accounts receivable related to revenue from contracts with customers of approximately $16 million and $43 million as of September 30, 2020, and December 31, 2019, respectively.

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

On September 1, 2020, the Company completed the sale of its interest in substantially all of its properties located in North Louisiana (the “North Louisiana Assets”).  Cash proceeds from the sale of these properties were approximately $23 million and the Company recorded a net loss of approximately $1 million.  The Company recorded a noncash impairment charge of approximately $12 million to reduce the carrying value of these assets to fair value in the second quarter of 2020.

Divestitures – Subsequent Events

On October 1, 2020, the Company completed the sale of its interest in substantially all of its Mid-Continent properties located in Oklahoma (the “Mid-Continent Assets”).  Cash proceeds from the sale of these properties were approximately $13 million (including a deposit of approximately $2 million received in the third quarter of 2020) and the Company expects to record a net gain of approximately $16 million in the fourth quarter of 2020.  See Note 18 for pro forma financial information related to divestiture of the Mid-Continent Assets.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following are summarized results of operations and balance sheet information for the Mid-Continent Assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Revenues and other	$6,558	$9,763	$18,231	$33,373
Expenses	3,977	8,195	104,337	25,865
Income (loss) before income taxes	2,581	1,568	(86,106)	7,508
Income tax expense	—	24,560	—	33,275
Net income (loss)	$2,581	$(22,992)	$(86,106)	$(25,767)

September 30, 2020
(in thousands)
Assets:
Current assets	$7,859
Oil and natural gas properties, net	11,325
Other property and equipment, net	1,825
$21,009
Liabilities:
Current liabilities	$5,003
Asset retirement obligations	14,487
$19,490

On October 8, 2020, the Company completed the Blue Mountain Divestiture.  Cash proceeds from the sale were approximately $114 million (including a deposit of approximately $11 million received in the third quarter of 2020).  The Company repaid approximately $80 million, representing total borrowings under the Blue Mountain Credit Facility, as defined in Note 6, with a portion of the proceeds.  The Company recorded impairment charges of approximately $220 million and $237 million, primarily to reduce the carrying value of assets to fair value in the three months and nine months ended September 30, 2020, respectively.  See Note 18 for pro forma financial information related to the Blue Mountain Divestiture.

The following are summarized results of operations and balance sheet information for the Blue Mountain Divestiture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Revenues and other	$28,941	$34,407	$82,495	$119,548
Expenses	20,703	30,383	59,655	99,346
Other income (expenses)	(226,737)	(7,243)	(254,284)	(25,858)
Loss before income taxes	(218,499)	(3,219)	(231,444)	(5,656)
Income tax benefit	—	(28,204)	—	(27,775)
Net (loss) income	$(218,499)	$24,985	$(231,444)	$22,119

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

September 30, 2020
(in thousands)
Assets:
Current assets	$21,777
Other property and equipment, net	101,683
Other noncurrent assets	3,628
$127,088
Liabilities:
Current liabilities	$10,227
Credit facility	80,000
Asset retirement obligations	716
Other noncurrent liabilities	936
$91,879

Divestitures – 2019

On November 22, 2019, the Company completed the sale of its interest in properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”).  Cash proceeds from the sale of these properties were approximately $286 million.  In connection with the Hugoton Basin Assets Sale, the buyer also acquired the Company’s interest in Mayzure, LLC, a wholly owned subsidiary of the Company, which was the counterparty to the volumetric production payment agreements based on helium produced from certain oil and natural gas properties in the Hugoton Basin.  The Company recorded a noncash impairment charge of approximately $95 million to reduce the carrying value of these assets to fair value.  The Company recognized pre-tax loss of approximately $98 million and $89 million for the three months and nine months ended September 30, 2019, respectively, from the Hugoton Basin.

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

On July 3, 2019, the Company completed the sale of its interest in properties located in Michigan.  Cash proceeds from the sale of these properties were approximately $39 million.  The Company recorded a noncash impairment charge of approximately $18 million to reduce the carrying value of these assets to fair value.

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

The Blue Mountain Divestiture and the Mid-Continent Assets are not presented as discontinued operations as of and for the period ended September 30, 2020, as the associated activity represents substantially all of the Company’s results of operations and remaining net assets.  Therefore, they do not meet the definition of a component of an entity because they are not clearly distinguishable from the rest of the entity.  Other divestitures of oil and natural gas properties during 2019 and 2020 are not presented as discontinued operations because they did not represent a strategic shift.  The gains and losses on divestitures are included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statements of

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

operations, in the upstream reporting segment for oil and natural gas properties, and in the Blue Mountain reporting segment for the Blue Mountain Divestiture.

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheet:

December 31, 2019
(in thousands)
Assets:
Oil and natural gas properties, net	$17,732
Other property and equipment, net	85,798
Other	1,243
Total assets held for sale	$104,773
Liabilities:
Asset retirement obligations	$33,542
Other	1,635
Total liabilities held for sale	$35,177

Other assets primarily include inventories and other liabilities primarily include accounts payable.

Note 4 – Equity (Deficit)

Share Repurchase Program

On July 18, 2019, the Board authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  During the nine months ended September 30, 2020, the Company repurchased an aggregate of 282,742 shares of common stock at an average price of $7.31 per share for a total cost of approximately $2 million.  Future share repurchases are not provided for under the Company’s Plan of Liquidation.

Cash Distributions

On March 9, 2020, the Board declared a cash distribution of $1.00 per share.  A cash distribution totaling approximately $58 million was paid on April 22, 2020, to shareholders of record as of the close of business on April 8, 2020.  On April 23, 2020, the Board declared a cash distribution of $0.75 per share.  The distribution totaling approximately $43 million was paid on May 11, 2020, to shareholders of record as of the close of business on May 7, 2020.  In addition, approximately $1 million and $11 million for potential future distributions related to nonvested share-based compensation awards was voluntarily recorded in restricted cash at September 30, 2020, and December 31, 2019, respectively.

Cash Distributions – Subsequent Event

On October 12, 2020, the Board declared a cash distribution of $1.35 per share.  A cash distribution totaling approximately $78 million was paid on October 28, 2020, to shareholders of record as of the close of business on October 23, 2020.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 5 – Oil and Natural Gas Properties

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2020	December 31, 2019
	(in thousands)

Proved properties	$122,307	$174,845
Unproved properties	3,082	5,462
	125,389	180,307
Less accumulated depletion and amortization	(111,480)	(35,603)
	$13,909	$144,704

As discussed in Note 1 and Note 3, substantially all of the Company’s remaining oil and natural gas properties were sold subsequent to September 30, 2020.

Note 6 – Debt

Fair Value

The Company’s debt is recorded at the carrying amount on the condensed consolidated balance sheets.  The carrying amounts of the credit facilities approximate fair value because the interest rates are variable and reflective of market rates.

Riviera Credit Facility

As of September 30, 2020, Riviera’s credit agreement provided for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with a borrowing base and borrowing commitments of $7 million.  As of September 30, 2020, there were no borrowings outstanding under the Riviera Credit Facility and there was approximately $6 million of available borrowing capacity (which includes a reduction of approximately $1 million for outstanding letters of credit).  The maturity date is August 4, 2021.

Redetermination of the borrowing base under the Riviera Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October.  On June 1, 2020, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Riviera Credit Facility.  Pursuant to the Fifth Amendment, the borrowing base was reduced from $90 million to $30 million and the applicable margin for interest on borrowings was increased by 0.25%.  On September 2, 2020, the Company elected to reduce the aggregate maximum credit amount under the Riviera Credit Facility from $30 million to $7 million.  On October 27, 2020, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Riviera Credit Facility.  Pursuant to the Sixth Amendment, the borrowing base was reduced to $540,000, the lenders obligations to make any loans were eliminated, and the Company’s ability to make any borrowing requests was removed.  In addition, the Company is required to maintain a cash deposit of at least $540,000 with a lender bank related to letter of credit commitments.  The Company anticipates the Riviera Credit Facility will be terminated in the fourth quarter of 2020 as a result of the Company’s Plan of Liquidation.  See Note 18.

During the nine months ended September 30, 2020, the Company recorded a finance fee expense of approximately $468,000 related to the write-off of a portion of unamortized deferred financing fees due to a reduction of the Riviera Credit Facility borrowing base.  During the three months and nine months ended September 30, 2019, the Company recorded a finance fee expense of approximately $700,000 related to the write-off of a portion of unamortized deferred financing fees due to a reduction of the Riviera Credit Facility borrowing base.

At the Company’s election, interest on borrowings under the Riviera Credit Facility is determined by reference to either the LIBOR plus an applicable margin ranging from 2.25% to 3.25% per annum or the alternate base rate (“ABR”) plus an

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The Riviera Credit Facility contains events of default and remedies customary for credit facilities of this nature.  Failure to comply with the financial and other covenants in the Riviera Credit Facility would allow the lenders, subject to customary cure rights, to require immediate payment of all amounts outstanding under the Riviera Credit Facility.  As of September 30, 2020, the Company was in compliance with all financial and other covenants of the Riviera Credit Facility.

Blue Mountain Midstream Credit Facility

On October 8, 2020, the Company repaid approximately $80 million, representing total borrowings under the Blue Mountain Credit Facility, as defined below, with a portion of the net proceeds from the Blue Mountain Divestiture.  Subsequently, the Blue Mountain Credit Facility was terminated effective October 8, 2020.  See Note 3 for information about the Blue Mountain Divestiture.

As of September 30, 2020, Blue Mountain Midstream’s credit agreement provided for a senior secured revolving loan facility (the “Blue Mountain Credit Facility”), with a borrowing base and borrowing commitments of $200 million at September 30, 2020.  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities”).

As of September 30, 2020, total borrowings outstanding under the Blue Mountain Credit Facility were approximately $80 million and there was approximately $110 million of available borrowing capacity (which included a reduction of approximately $10 million for outstanding letters of credit), subject to covenant restrictions in the Blue Mountain Credit Facility.

Note 7 – Derivatives

Commodity Derivatives

As of September 30, 2020, the Company had no derivative positions.  During the three months ended September 30, 2020, the Company unwound all of its natural gas fixed price swaps, oil fixed price swaps, and Panhandle Eastern Pipeline basis swaps for 2020 and 2021, for a cost of approximately $356,000.  During the nine months ended September 30, 2020, the Company recognized an immaterial net gain for the unwinding of swaps.  During the nine months ended September 30, 2019, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps and NGL fixed price swaps for 2019 and oil fixed price swaps and natural gas basis swaps for 2020.  In addition, in July 2019, in connection with the sale of interest in properties located in Michigan, the Company canceled its MichCon natural gas basis swaps for 2019 and 2020.

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

Balance Sheet Presentation

The Company’s commodity derivatives are presented on a net basis in “derivative instruments” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.  See Note 8 for fair value disclosures about commodity derivatives.  The following table summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2020	December 31, 2019
	(in thousands)
Assets:
Commodity derivatives	$375	$7,439
Liabilities:
Commodity derivatives	$1,795	$1,243

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

The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $375,000 at September 30, 2020.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Derivatives

A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Gains (losses) on commodity derivatives	$(2,948)	$5,665	$3,773	$12,673
Marketing expenses	—	(1,326)	—	(6,287)
Gains (losses) on commodity derivatives	$(2,948)	$4,339	$3,773	$6,386

The Company received net cash settlements of approximately $5 million and $11 million for the three months and nine months ended September 30, 2020, respectively.  The Company received net cash settlements of approximately $8 million and $6 million for the three months and nine months ended September 30, 2019, respectively.
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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
	Level 2	Netting (1)	Total
		(in thousands)
Assets:
Commodity derivatives	$375	$—	$375
Liabilities:
Commodity derivatives	$1,795	$—	$1,795

(1)	Represents counterparty netting under agreements governing such derivatives.

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

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2019	$21,497
Liabilities added from drilling	209
Liabilities associated with assets divested	(5,628)
Current year accretion expense	854
Settlements	(1,008)
Revision of estimates	299
Asset retirement obligations at September 30, 2020	$16,223

Substantially all of the Company’s asset retirement obligations at September 30, 2020, relate to properties divested subsequent to September 30, 2020.  See Note 1 and Note 3.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 10 – Commitments and Contingencies

The close of the Blue Mountain Divestiture on October 8, 2020, in combination with the divestitures of upstream assets, constituted a Change of Control under the Riviera Resources, Inc. 2018 Omnibus Incentive Plan (the “Riviera Omnibus Incentive Plan”) and the Blue Mountain Midstream LLC 2018 Omnibus Incentive Plan, as amended (the “BMM Incentive Plan”).  Effective with the Change of Control, outstanding vested and unvested share-based compensation awards, excluding those issued to certain executive officers and directors, were cancelled and converted into the right to receive an amount in cash, without interest, equal to fair value.  In addition, the Company has an employment contract with one executive officer and an ongoing severance plan for employees that provide for payments as a multiple of base salary and various other benefits in the event of termination without cause following a Change of Control.  The Company expects to incur expenses of approximately $2 million in the fourth quarter of 2020 for share-based compensation and severance termination benefits.  See Note 3 for information about divestitures, Note 12 for information about share-based compensation and Note 18 for information about the Company’s Plan of Liquidation.

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

Note 11 – Operating Leases

Lessee

The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2022.  During the three months and nine months ended September 30, 2020, the Company recorded lease expenses of approximately $1 million and $3 million, respectively.  During the three months and nine months ended September 30, 2019, the Company recorded lease expenses of approximately $1 million and $3 million, respectively.

As of September 30, 2020, undiscounted future minimum lease payments were as follows (in thousands):

2020	$626
2021	2,333
2022	1,296
$4,255

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

Lessor

The Company previously leased a building located in Oklahoma to third parties under lease agreements.  The Company sold the building in the first quarter of 2020, and the leases were terminated effective with the close of the sale.  Lease income for the three months and nine months ended September 30, 2019, was approximately $1 million and $2 million, respectively.  The Company has no other lease agreements for which it is the lessor.  It determines if an arrangement is a lease at inception.

Note 12 – Share-Based Compensation

Riviera Omnibus Incentive Plan

Effective with the close of the Blue Mountain Divestiture on October 8, 2020, which, in combination with the divestitures of upstream assets, constituted a Change of Control under the Riviera Omnibus Incentive Plan, outstanding vested and unvested awards, excluding those issued to certain executive officers and directors, under the Riviera Omnibus Incentive Plan were cancelled and converted into the right to receive an amount in cash, without interest, equal to fair value.  The Company expects to incur expenses of approximately $1 million in the fourth quarter of 2020 for awards outstanding under the Riviera Omnibus Incentive Plan.  See Note 3 for information about the Blue Mountain Divestiture and Note 18 for information about the Company’s Plan of Liquidation.

As of September 30, 2020, 1,995,853 shares were issuable under the Riviera Omnibus Incentive Plan pursuant to outstanding Riviera RSUs, including (i) the Riviera Legacy RSUs, (ii) 146,260 restricted stock units of the Company granted to certain employees of the Company (the “Restricted Shares” and together with Riviera Legacy RSUs, the “Riviera RSUs”), (iii) 1,847,950 restricted stock units of the Company granted as performance units to certain employees of the Company (the “Riviera Performance Shares”) that, in the case of the Riviera Performance Shares, vest, if at all, based on the achievement of certain performance conditions specified in the award agreements.

The Committee (as defined in the Riviera Omnibus Incentive Plan) has broad authority under the Riviera Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.  As of September 30, 2020, up to 451,757 shares of common stock were available for issuance under the Riviera Omnibus Incentive Plan within the share reserve established under the Riviera Omnibus Incentive Plan, 361,799 of which the Committee has designated for issuance as Restricted Shares and 89,958 of which the Committee has designated for issuance as Riviera Performance Shares.  As noted above, effective October 8, 2020, all outstanding vested and unvested awards issued under the Riviera Omnibus Incentive Plan were cancelled.

Blue Mountain Midstream Omnibus Incentive Plan

Effective with the close of the Blue Mountain Divestiture, on October 8, 2020, which constituted a Change of Control under the BMM Incentive Plan, all outstanding vested and unvested awards issued under the BMM Incentive Plan were cancelled and converted into the right to receive an amount in cash, without interest, equal to the Class B Unit value.  The Company expects to incur expenses of an immaterial amount in the fourth quarter of 2020 for awards outstanding under the BMM Incentive Plan.  See Note 3 for information about the Blue Mountain Divestiture and Note 18 for information about the Company’s Plan of Liquidation.

The Blue Mountain Midstream Second Amended and Restated Limited Liability Operating Agreement (as amended, the “BMM LLC Agreement”), provides for two classes of membership units under the BMM Incentive Plan: Class A Units, of which 100% are held by Linn Holdco II (a wholly owned subsidiary of Riviera) and Class B Units.  Pursuant to the BMM

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

LLC Agreement, Blue Mountain Midstream has the authority to issue an unlimited number of Class A Units and up to 58,750 Class B Units.  As of September 30, 2020, Blue Mountain Midstream had issued 738,213 Class A Units and no Class B Units.  As of September 30, 2020, under the BMM Incentive Plan, Blue Mountain Midstream had granted awards that could result in the issuance of 45,272 Class B Units or an equivalent value in cash, at the Board’s discretion.  The issued awards included 9,010 restricted security units and 18,131 performance stock units (“BMM PSUs”) (36,262 at 200% of target).  As noted above, effective October 8, 2020, all outstanding vested and unvested awards issued under the BMM Incentive Plan were cancelled.

Accounting for Share-Based Compensation

The condensed consolidated financial statements include 100% of employee-related expenses.  Compensation cost related to the grant of share-based awards has been recorded at the subsidiary level with a corresponding credit to liability or equity.

As a result of the Company’s history of cash settling awards, all unvested share-based compensation awards are liability classified.  The Company recorded a liability of approximately $1 million and $10 million at September 30, 2020, and December 31, 2019, respectively, related to unvested share-based compensation awards included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets.  All cash settlements of liability classified awards are classified as operating activities on the condensed consolidated statements of cash flows.

A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Marketing expenses	$—	$54	$(127)	$216
General and administrative expenses	392	2,778	(2,831)	12,603
Total share-based compensation expenses	$392	$2,832	$(2,958)	$12,819
Income tax benefit	$—	$—	$—	$—

Riviera Restricted Stock Units

During the nine months ended September 30, 2020, upon vesting of Riviera RSUs and at the election of participants, the Company repurchased 100,956 Riviera RSUs for a total cost of approximately $706,000.  In addition, 61,645 shares of common stock were issued to participants (net of statutory tax withholdings) upon vesting of Riviera RSUs.  During the nine months ended September 30, 2020, the Company granted 15,357 RSUs with a fair value of approximately $125,000.  As noted above, effective October 8, 2020, all outstanding vested and unvested awards issued under the Riviera Omnibus Incentive Plan were cancelled.

During the nine months ended September 30, 2019, upon vesting of Riviera RSUs and at the election of participants, the Company repurchased 132,632 Riviera RSUs for a total cost of approximately $2 million.  In addition, 81,923 shares of common stock were issued to participants (net of statutory tax withholdings) upon vesting of Riviera RSUs.

Performance Shares

As of September 30, 2020, there were 1,847,950 Riviera Performance Shares outstanding at 200% of target and 36,262 BMM PSUs outstanding at 200% of target.  The Riviera Performance Shares and the BMM PSUs had no fair value as of September 30, 2020.  As noted above, effective October 8, 2020, all outstanding vested and unvested awards issued under the Riviera Omnibus Incentive Plan and the BMM Incentive Plan were cancelled.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 13 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.  Diluted loss per share is computed by adjusting the average number of shares outstanding for the dilutive effect, if any, of potential common shares.  There was no dilutive effect for three months and nine months ended September 30, 2020, or September 30, 2019, therefore, basic and diluted loss per share is the same for these periods.

The diluted loss per share calculation excludes the Riviera Performance Shares for the three months and nine months ended September 30, 2020, and September 30, 2019, because no performance targets have been met.  The diluted loss per share calculation excludes approximately 489,000 and 318,000 restricted stock units that were anti-dilutive for the three months ended September 30, 2020, and September 30, 2019, respectively, and excludes approximately 152,000 and 199,000 restricted stock units that were anti-dilutive for the nine months ended September 30, 2020, and September 30, 2019, respectively.

Note 14 – Income Taxes

Amounts recognized as income taxes are included in “income tax expense” on the condensed consolidated statements of operations.  The Company recognized no income tax expense during the three months and nine months ended September 30, 2020, because of the full valuation allowance recorded in 2019.  The Company’s effective income tax rate was approximately 0% for both the three months and nine months ended September 30, 2020.  The Company’s federal and state statutory rate net of the federal tax benefit was approximately 25% for both the three months and nine months ended September 30, 2020.  The Company’s effective income tax rate was approximately (128)% and (143)% for the three months and nine months ended September 30, 2019, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  During the third quarter of 2019, and for the first time since Riviera’s inception, the Company’s earnings were a cumulative loss, primarily due to losses generated during 2019.  Based on the cumulative loss and projections of future taxable loss for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance of approximately $259 million and $171 million against all of its deferred tax assets as of September 30, 2020, and December 31, 2019, respectively.  The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.  The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease, if estimates of future taxable income are increased.

As of December 31, 2019, the Company had approximately $246 million of indefinite lived net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes.  Based on activity through September 30, 2020, the Company estimates that a significant amount of additional NOLs will be generated through December 31, 2020.  As discussed above, the Company maintains a full valuation allowance against all of its deferred tax assets which includes deferred tax assets associated with NOLs.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was enacted March 27, 2020, includes income tax provisions that allow NOLs to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions have no material impact on the Company.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 15 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other current assets” reported on the condensed consolidated balance sheets include the following:

	September 30, 2020	December 31, 2019
	(in thousands)

Prepaids	$4,570	$9,152
Inventories	6,777	1,116
Receivables and other	578	2,585
Other current assets	$11,925	$12,853

“Accounts payable and accrued expenses” reported on the condensed consolidated balance sheets include the following:

	September 30, 2020	December 31, 2019
	(in thousands)

Accounts payable	$27,040	$50,601
Accrued operating expenses	4,191	16,828
Accrued capital expenditures	711	10,087
Accrued general and administrative expenses	2,214	2,448
Other accrued expenses	751	615
Accounts payable and accrued expenses	$34,907	$80,579

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	September 30, 2020	December 31, 2019
	(in thousands)

Accrued compensation	$16,743	$11,314
Asset retirement obligations (current portion)	1,184	1,184
Deposits	13,765	6,111
Other	84	8,119
Other accrued liabilities	$31,776	$26,728

The following table provides a reconciliation of “cash and cash equivalents” reported on the condensed consolidated balance sheets to “cash, cash equivalents and restricted cash” reported on the condensed consolidated statement of cash flows:

	September 30, 2020	December 31, 2019
	(in thousands)

Cash and cash equivalents	$94,548	$116,237
Restricted cash	24,887	32,932
Cash, cash equivalents and restricted cash	$119,435	$149,169

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)

Cash payments for interest, net of amounts capitalized	$1,670	$2,941
Cash payments for income taxes	$—	$—
Cash payments for reorganization items, net	$721	$756

Noncash investing activities:
Accrued capital expenditures	$711	$6,593

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  At September 30, 2020, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $10 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), approximately $14 million related to deposits and approximately $1 million related to potential future distributions for nonvested share-based compensation awards.  At December 31, 2019, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $16 million that will be used to settle certain claims in accordance with the Plan, approximately $6 million related to deposits and approximately $11 million related to potential future distributions for nonvested share-based compensation awards.

Note 16 – Related Party Transactions

Roan Resources LLC

During 2019, through December 6, 2019, certain members of the Board were also members of the board of directors of Roan Resources, Inc.  Additionally, certain of the Company’s principal stockholders were also significant stockholders of Roan Resources, Inc.

For the three months and nine months ended September 30, 2019, the Company recorded revenue from Roan Resources LLC of approximately $9 million and $17 million, respectively, included in “marketing revenues” on the condensed consolidated statements of operations.  For the three months and nine months ended September 30, 2019, the Company made natural gas purchases from Roan Resources LLC of approximately $19 million and $78 million, respectively, included in “marketing expenses” on the condensed consolidated statements of operations.

Note 17 – Segments

As of September 30, 2020, the Company had two reporting segments: upstream and Blue Mountain.  The upstream reporting segment oil and natural gas properties were all located in the U.S.  The Blue Mountain reporting segment consisted of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play.  To assess the performance of the reporting segments, the Company’s Chief Operating Decision Maker (“CODM”) analyzes field level cash flow, a non-GAAP financial metric.  The Company defines field level cash flow as revenues less direct operating expenses.  Other indirect income (expenses) include “general and administrative expenses,” “exploration costs,” “depreciation, depletion and amortization,” “(gains) on sale of assets and other, net,” “impairment of long-lived assets,” “other income and (expenses)” and “reorganization items, net.”  Information regarding total assets by reporting segment is not presented because it is not reviewed by the CODM.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the first quarter of 2020, the definition of field level cash flow analyzed by the Company’s CODM was revised to report within segment results, expenses previously reported as unallocated to segment results.  Information presented for the prior period has been recast to conform to current presentation.

The following tables present the Company’s financial information by reporting segment:

	Three Months Ended September 30, 2020
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$7,340	$—	$7,340
Marketing revenues	113	28,941	29,054
Other revenues	29	—	29
	7,482	28,941	36,423

Lease operating expenses	2,367	—	2,367
Transportation expenses	818	—	818
Marketing expenses	6	20,278	20,284
Taxes other than income taxes	421	425	846
Total direct operating expenses	3,612	20,703	24,315
Field level cash flow	3,870	8,238	12,108
Losses on commodity derivatives	(2,948)	—	(2,948)
Other indirect income (expenses), net	(19,602)	(225,937)	(245,539)
Loss before income taxes	$(18,680)	$(217,699)	$(236,379)

	Three Months Ended September 30, 2019
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$51,029	$—	$51,029
Marketing revenues	11,095	34,733	45,828
Other revenues	5,532	—	5,532
	67,656	34,733	102,389

Lease operating expenses	18,307	—	18,307
Transportation expenses	16,275	—	16,275
Marketing expenses	7,948	29,740	37,688
Taxes other than income taxes	4,468	643	5,111
Total direct operating expenses	46,998	30,383	77,381
Field level cash flow	20,658	4,350	25,008
Gains (losses) on commodity derivatives	5,991	(326)	5,665
Other indirect income (expenses), net	(122,419)	(7,243)	(129,662)
Loss before income taxes	$(95,770)	$(3,219)	$(98,989)

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Nine Months Ended September 30, 2020
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$33,072	$—	$33,072
Marketing revenues	2,811	82,029	84,840
Other revenues	69	—	69
	35,952	82,029	117,981

Lease operating expenses	10,212	—	10,212
Transportation expenses	4,201	—	4,201
Marketing expenses	70	58,361	58,431
Taxes other than income taxes	2,142	1,294	3,436
Total direct operating expenses	16,625	59,655	76,280
Field level cash flow	19,327	22,374	41,701
Gains on commodity derivatives	3,307	466	3,773
Other indirect income (expenses), net	(151,087)	(253,484)	(404,571)
Loss before income taxes	$(128,453)	$(230,644)	$(359,097)

	Nine Months Ended September 30, 2019
	Upstream	Blue Mountain	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$194,131	$—	$194,131
Marketing revenues	46,864	119,705	166,569
Other revenues	16,685	—	16,685
	257,680	119,705	377,385

Lease operating expenses	66,204	—	66,204
Transportation expenses	53,478	—	53,478
Marketing expenses	35,568	97,320	132,888
Taxes other than income taxes	11,984	2,026	14,010
Total direct operating expenses	167,234	99,346	266,580
Field level cash flow	90,446	20,359	110,805
Gains (losses) on commodity derivatives	12,830	(157)	12,673
Other indirect income (expenses), net	(188,113)	(25,858)	(213,971)
Loss before income taxes	$(84,837)	$(5,656)	$(90,493)

Note 18 – Plan of Liquidation, Winding Up and Dissolution

Plan of Liquidation

The Company’s Plan of Liquidation, approved by shareholders on October 12, 2020, contemplates the orderly sale of the Company’s remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of any remaining cash to shareholders.

Pursuant to the Plan of Liquidation, the Company will (i) pay or provide for all claims and obligations known to it, (ii) provide for any claim which is the subject of a pending action, suit or proceeding to which it is a party, (iii) provide for claims that have not been known to it but are likely to arise within ten years after the date of dissolution, (iv) after providing

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

for (i) through (iii), distribute the remaining assets, to the extent owed, to the Company’s existing creditors, and (v) after providing for (iv), distribute any remaining assets, which the Company currently expects to be between $0 and $40 million, to the Company stockholders in accordance with the Company’s Certificate of Incorporation, as amended.  This estimate is preliminary and subject to adjustment.

The Plan of Liquidation also provides that the Company will make applicable filings and take such other actions as are found to be appropriate to carry out the Plan of Liquidation.  The Company intends to file a certificate of dissolution with the State of Delaware, at which time the Company’s transfer books and records will be closed and the Company’s common stock will cease trading on the OTCQX Market, no later than the close of business on December 31, 2020.  After such time, the Company intends to file with the U.S. Securities and Exchange Commission a Certification on Form 15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requesting the suspension of the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Based on the approval of the Plan of Liquidation in October 2020, discussed above, the Company plans to adopt the liquidation basis of accounting in the fourth quarter of 2020.  Under the liquidation basis of accounting, all the Company’s assets will be stated at estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect on the disposal of assets as it carries out the Plan of Liquidation.  The asset liquidation values will be based on current contracts, estimates and other indications of sales value, predicated on current values.  All liabilities of the Company, including estimated costs associated with implementing the Plan of Liquidation, will be stated at estimated settlement amounts.

Uncertainties as to the precise net value of non-cash assets and the ultimate amount of liabilities make it impracticable to predict with certainty the aggregate net value that may ultimately be distributable to shareholders.  Claims, liabilities and future expenses for operations will continue to be incurred with execution of the Plan of Liquidation.  These costs will reduce the amount of net assets available for ultimate distribution to shareholders.  Although the Company cannot currently make a precise estimate of these expenses, the Company believes that available cash is adequate to provide for obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders.

Pro Forma Financial Information

Substantially all of the revenues reported on the Company’s unaudited condensed consolidated statements of operations included herein relates to properties that were divested either prior or subsequent to September 30, 2020.  The following unaudited pro forma condensed consolidated financial statements are derived from historical consolidated financial statements of the Company.  The unaudited pro forma condensed consolidated financial statements are for informational and illustrative purposes only and are not necessarily indicative of the financial results that would have occurred if the transactions reflected therein had occurred on the dates indicated, nor are such financial statements indicative of the results of operations in future periods.

As noted above, the Company plans to adopt the liquidation basis of accounting in the fourth quarter of 2020.  Under the liquidation basis of accounting, all the Company’s net assets will be stated at estimated net realizable value, or liquidation value.  The unaudited pro forma condensed consolidated financial statements are prepared on a going concern basis, not a liquidation basis, and as such are not representative of the Company’s future financial position or results of operations anticipated during the Company’s liquidation, winding up and dissolution process.

The preparation of the unaudited pro forma condensed consolidated financial information is based on financial statements prepared in accordance with GAAP.  These principles require the use of estimates that effect the reported amounts of revenues and expenses.  Actual results could differ from those estimates.  However, the pro forma adjustments reflected in the accompanying unaudited pro forma condensed financial information reflect estimates and assumptions that Company management believes to be reasonable.  During 2019 and 2020, the Company completed divestitures for which the related activity is not required to be reflected in the adjustments to the unaudited pro forma condensed consolidated financial information.  See Note 3 for information about divestitures not removed from the pro forma information.

RIVIERA RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following unaudited pro forma financial information presents a summary of the Company’s condensed consolidated balance sheet as of September 30, 2020, giving effect to the Blue Mountain Divestiture and divestiture of Mid-Continent Assets as if they had been completed as of September 30, 2020, and condensed consolidated results of operations for the three months and nine months ended September 30, 2020, and 2019, giving effect to the Blue Mountain Divestiture and divestiture of Mid-Continent Assets as if they had been completed as of January 1, 2019:

Pro Forma Condensed Consolidated Balance Sheet (Unaudited)

September 30, 2020
(in thousands)
Assets:
Current assets	$161,343
Oil and natural gas properties, net	2,584
Other property and equipment, net	525
Other noncurrent assets	1,062
$165,514
Liabilities:
Current liabilities	$52,117
Asset retirement obligations and other noncurrent liabilities	1,201
$53,318

Pro Forma Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Revenues and other	$(2,024)	$158,806	$21,028	$237,137
Expenses	18,077	232,370	60,736	324,490
Other income (expenses)	(360)	(3,487)	(1,839)	(4,992)
Loss from continuing operations before income taxes	(20,461)	(77,051)	(41,547)	(92,345)
Income tax expense	—	125,639	—	123,592
Loss from continuing operations	$(20,461)	$(202,690)	$(41,547)	$(215,937)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo, LLC (collectively, the “LINN Debtors”) filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.  The LINN Debtors emerged from bankruptcy in 2017.  See Note 10 for additional details.  In 2018, LINN Energy completed the spin-off of Riviera from LINN Energy.  The Company is incorporated under Delaware law and its headquarters are in Houston, Texas.

Executive Overview

Prior to the recent sales of interests in oil and natural gas properties and the sale of its wholly owned subsidiary Blue Mountain Midstream LLC (“Blue Mountain Midstream”), discussed below, Riviera was an independent oil and natural gas company.  The Company had two reporting segments, upstream and Blue Mountain.  The upstream reporting segment was engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and its properties were all located in the United States (“U.S.”).  The Blue Mountain reporting segment consisted of a cryogenic natural gas processing facility, a network of gathering pipelines and compressors and produced water services and a crude oil gathering system located in the Merge/SCOOP/STACK play.

On September 1, 2020 and October 1, 2020, the Company completed the sales of interests in properties located in its two upstream operating regions, North Louisiana and the Mid-Continent, respectively.  In addition, on October 8, 2020, the Company completed the sale of Blue Mountain Midstream (the “Blue Mountain Divestiture”).  See Note 3 for additional information about divestitures.

On October 12, 2020, the Board of Directors of the Company (the “Board”), approved the dissolution, winding up and liquidation of the Company (the “Plan of Liquidation”) and adopted the Plan of Liquidation.  Also, on October 12, 2020, the required percentage of the Company’s shareholders approved, through written consent in accordance with the bylaws of the Company, the Plan of Liquidation.  The Plan of Liquidation contemplates the orderly sale of the Company’s remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of any remaining cash to shareholders.  The Company intends to file a certificate of dissolution with the State of Delaware, at which time the Company’s transfer books and records will be closed and the Company’s common stock will cease trading on the OTCQX Market, no later than the close of business on December 31, 2020.  The Company does not anticipate that it will be required to file an Annual Report on Form 10-K for the year ended December 31, 2020.  See Note 18 for more information.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Results of Operations

Substantially all of the revenues reported on the Company’s unaudited condensed consolidated statements of operations included herein relates to properties that were divested either prior or subsequent to September 30, 2020.  See Note 3 for information about divestitures.  Due to the adoption of the Plan of Liquidation, the Company’s results of operations for the three months and nine months ended September 30, 2020, are not indicative of its future results.  See Note 18 for information about the Company’s Plan of Liquidation.

For the three months ended September 30, 2020, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $7 million compared to $51 million for the three months ended September 30, 2019;
•	average daily production of approximately 35 MMcfe/d compared to 242 MMcfe/d for the three months ended September 30, 2019;
•	net loss of approximately $236 million compared to $226 million for the three months ended September 30, 2019;
•	impairment charges of approximately $220 million compared to $95 million for the three months ended September 30, 2019;
•	capital expenditures of approximately $5 million compared to $39 million for the three months ended September 30, 2019; and
•	no wells drilled compared to 14 wells drilled (all successful) for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $33 million compared to $194 million for the nine months ended September 30, 2019;
•	average daily production of approximately 53 MMcfe/d compared to 264 MMcfe/d for the nine months ended September 30, 2019;
•	net loss of approximately $359 million compared to $220 million for the nine months ended September 30, 2019;
•	impairment charges of approximately $341 million compared to $113 million for the nine months ended September 30, 2019;
•	capital expenditures of approximately $19 million compared to $141 million for the nine months ended September 30, 2019; and
•	11 wells drilled (10 successful) compared to 49 wells drilled (all successful) for the nine months ended September 30, 2019.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

On September 1, 2020, the Company completed the sale of its interest in substantially all of its properties located in North Louisiana (the “North Louisiana Assets”).  Cash proceeds from the sale of these properties were approximately $23 million and the Company recorded a net loss of approximately $1 million. The Company recorded a noncash impairment charge of approximately $12 million to reduce the carrying value of these assets to fair value in the second quarter of 2020.

Divestitures – Subsequent Events

On October 1, 2020, the Company completed the sale of its interest in substantially all of its Mid-Continent properties located in Oklahoma (the “Mid-Continent Assets”).  Cash proceeds from the sale of these properties were approximately $13 million (including a deposit of approximately $2 million received in the third quarter of 2020) and the Company expects to record a net gain of approximately $16 million in the fourth quarter of 2020.  The Company recognized pre-tax income of approximately $3 million and pre-tax loss of $86 million for the three months and nine months ended September 30, 2020, respectively, and pre-tax income of approximately $2 million and $8 million for the three months and nine months ended September 30, 2019, respectively, from the Mid-Continent Assets.

On October 8, 2020, the Company completed the Blue Mountain Divestiture.  Cash proceeds from the sale were approximately $114 million (including a deposit of approximately $11 million received in the third quarter of 2020).  The Company repaid approximately $80 million, representing total borrowings under the Blue Mountain Midstream senior secured revolving loan facility (the “Blue Mountain Credit Facility”), with a portion of the proceeds. The Company recorded impairment charges of approximately $220 million and $237 million, primarily to reduce the carrying value of assets to fair value, in the three months and nine months ended September 30, 2020, respectively. The Company recognized pre-tax loss of approximately $218 million and $231 million for the three months and nine months ended September 30, 2020, respectively, and pre-tax loss of approximately $3 million and $6 million for the three months and nine months ended September 30, 2019, respectively, from Blue Mountain Midstream.

The Blue Mountain Divestiture and the Mid-Continent Assets are not presented as discontinued operations as of and for the period ended September 30, 2020, the associated activity represents substantially all of the Company’s results of operations and remaining net assets.  Therefore, they do not meet the definition of a component of an entity because they are not clearly distinguishable from the rest of the entity.

Divestitures – 2019

On November 22, 2019, the Company completed the sale of its interest in properties located in the Hugoton Basin (the “Hugoton Basin Assets Sale”).  Cash proceeds from the sale of these properties were approximately $286 million.  In connection with the Hugoton Basin Assets Sale, the buyer also acquired the Company’s interest in Mayzure, LLC (“Mayzure”), a wholly owned subsidiary of the Company, which was the counterparty to the volumetric production payment agreements based on helium produced from certain oil and natural gas properties in the Hugoton Basin.  The Company recorded a noncash impairment charge of approximately $95 million to reduce the carrying value of these assets to fair value.  The Company recognized pre-tax loss of approximately $98 million and $89 million for the three months and nine months ended September 30, 2019, respectively, from the Hugoton Basin.

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

On July 3, 2019, the Company completed the sale of its interest in properties located in Michigan.  Cash proceeds from the sale of these properties were approximately $39 million.  The Company recorded a noncash impairment charge of approximately $18 million to reduce the carrying value of these assets to fair value.

On May 31, 2019, the Company completed the sale of its interest in non-operated properties located in the Hugoton Basin in Kansas.  Cash proceeds from the sale of these properties were approximately $29 million and the Company recorded a net loss of approximately $10 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

On January 17, 2019, the Company completed the sale of its interest in properties located in the Arkoma Basin in Oklahoma.  Cash proceeds from the sale of these properties were approximately $64 million (including a deposit of approximately $5 million received in 2018), and the Company recorded a net gain of approximately $28 million.

Impact of Decline in Commodity Prices

The Company and the oil and gas industry have been adversely impacted by certain events, including the initial dramatic increase in output from OPEC+ in the first quarter of 2020 and the destruction of demand resulting from the unprecedented global health and economic crisis sparked by the COVID-19 global pandemic.  In order to reduce expenses, in April 2020, the Board made the decision to consolidate the management of Blue Mountain Midstream within the Company’s existing executive management team and further reduced expenses by integration of the operations of the two companies wherever practical.  The Company incurred severance expenses of approximately $10 million and $15 million for the three months and nine months ended September 30, 2020, respectively, in connection with integration activities, divestitures and the Plan of Liquidation.  The Company expects to incur expenses of approximately $2 million in the fourth quarter of 2020 for share-based compensation and severance termination benefits.  See Note 3 for information about divestitures, Note 12 for information about share-based compensation and Note 18 for information about the Company’s Plan of Liquidation.

Impairment of Assets Held for Sale and Long-Lived Assets

During the three months and nine months ended September 30, 2020, the Company recorded impairment charges of approximately $220 million and $341 million, respectively.  The impairment charges recorded in the three months ended September 30, 2020, were primarily triggered by the Company’s exit from the midstream business, with the fair value being predominantly driven by the contract price of the Blue Mountain Divestiture.  The impairment charges recorded in the first quarter and second quarter of 2020 were primarily due to declines in commodity prices and declines in expected future volumes.  See Note 1 for additional information about impairment.

2020 Oil and Natural Gas and Midstream Capital Budget

For 2020, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $19 million, including approximately $2 million related to its oil and natural gas capital program and approximately $17 million related to Blue Mountain Midstream.  Future capital expenditures are expected to be minimal due to the Company’s Plan of Liquidation.

Impact of COVID-19 Pandemic

Certain remote work arrangements implemented by the Company in response to the COVID-19 pandemic have not adversely affected its ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.  However, the COVID-19 pandemic continues to evolve and identification of all trends, events and uncertainties, including a possible widespread resurgence in COVID-19 infections in the remainder of 2020 without the availability of generally effective therapeutics or a vaccine for the disease, that may impact the Company’s financial condition and results of operations are unknown at this time.  Due to the adoption of the Plan of Liquidation, the Company’s results of operations for the three months and nine months ended September 30, 2020, are not indicative of its future results.

Financing Activities

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was enacted March 27, 2020, includes measures to assist companies.  The Company has not received any funding under the CARES Act or other federal programs to support operations and does not anticipate that it will.

Riviera Credit Facility

As of September 30, 2020, Riviera’s credit agreement provided for a senior secured reserve-based revolving loan facility (the “Riviera Credit Facility”) with a borrowing base and borrowing commitments of $7 million.  During the nine months ended September 30, 2020, the Company recorded a finance fee expense of approximately $468,000 related to the write-off of a portion of unamortized deferred financing fees due to a reduction of the Riviera Credit Facility borrowing base.  On October 27, 2020, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Riviera Credit Facility.  Pursuant to the Sixth Amendment, the borrowing base was reduced to $540,000, the lenders obligations to make any loans,

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

were eliminated and the Company’s ability to make any borrowing requests was removed.  In addition, the Company is required to maintain a cash deposit of at least $540,000 with a lender bank related to letter of credit commitments.  The Company anticipates the Riviera Credit Facility will be terminated in the fourth quarter of 2020.  See Note 6.

Blue Mountain Midstream Credit Facility

As of September 30, 2020, the Blue Mountain Credit Facility had a borrowing base and borrowing commitments of $200 million.  The Blue Mountain Credit Facility together with the Riviera Credit Facility, are referred to as the “Credit Facilities”).  On October 8, 2020, the Company repaid approximately $80 million, representing total borrowings under the Blue Mountain Credit Facility, with a portion of the net proceeds from the Blue Mountain Divestiture.  Subsequently, the Blue Mountain Credit Facility was terminated effective October 8, 2020.  See Note 6.

Share Repurchase Program

On July 18, 2019, the Board authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  During the nine months ended September 30, 2020, the Company repurchased an aggregate of 282,742 shares of common stock at an average price of $7.31 per share for a total cost of approximately $2 million.  Future share repurchases are not provided for under the Company’s Plan of Liquidation.

Cash Distributions

On March 9, 2020, the Board declared a cash distribution of $1.00 per share.  A cash distribution totaling approximately $58 million was paid on April 22, 2020, to shareholders of record as of the close of business on April 8, 2020.  On April 23, 2020, the Board declared a cash distribution of $0.75 per share.  The distribution totaling approximately $43 million was paid on May 11, 2020, to shareholders of record as of the close of business on May 7, 2020.  In addition, approximately $1 million and $11 million for potential future distributions related to nonvested share-based compensation awards was voluntarily recorded in restricted cash at September 30, 2020, and December 31, 2019, respectively.

Cash Distributions – Subsequent Event

On October 12, 2020, the Board declared a cash distribution of $1.35 per share.  A cash distribution totaling approximately $78 million was paid on October 28, 2020, to shareholders of record as of the close of business on October 23, 2020.

Commodity Derivatives

During the three months ended September 30, 2020, the Company unwound all of its natural gas fixed price swaps, oil fixed price swaps, and Panhandle Eastern Pipeline (“PEPL”) basis swaps for 2020 and 2021, for a cost of approximately $356,000.

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

During the first quarter of 2020, the definition of field level cash flow analyzed by the Company’s CODM was revised to report within segment results, expenses previously reported as unallocated to segment results.  Information presented for the prior period has been recast to conform to current presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Results of Operations

Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$3,796	$33,082	$(29,286)
Oil sales	2,844	10,575	(7,731)
NGL sales	700	7,372	(6,672)
Total oil, natural gas and NGL sales	7,340	51,029	(43,689)
Gains (losses) on commodity derivatives	(2,948)	5,665	(8,613)
Marketing and other revenues	29,083	51,360	(22,277)
	33,475	108,054	(74,579)
Expenses:
Lease operating expenses	2,367	18,307	(15,940)
Transportation expenses	818	16,275	(15,457)
Marketing expenses	20,284	37,688	(17,404)
General and administrative expenses (1)	16,871	16,954	(83)
Exploration costs	413	1,947	(1,534)
Depreciation, depletion and amortization	3,915	20,060	(16,145)
Impairment of assets held for sale and long-lived assets	219,606	95,080	124,526
Taxes, other than income taxes	846	5,111	(4,265)
(Gains) losses on sale of assets and other, net	3,515	(7,587)	11,102
	268,635	203,835	64,800
Other income and (expenses)	(1,009)	(2,924)	1,915
Reorganization items, net	(210)	(284)	74
Loss before income taxes	(236,379)	(98,989)	(137,390)
Income tax expense	—	126,646	(126,646)
Net loss	$(236,379)	$(225,635)	$(10,744)

(1)

General and administrative expenses for the three months ended September 30, 2020, and September 30, 2019, include approximately $392,000 and $3 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the three months ended September 30, 2020, and September 30, 2019, include approximately $10 million and $2 million, respectively, of severance costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

	Three Months Ended September 30,
	2020	2019	Variance
Average daily production:
Natural gas (MMcf/d)	26	194	(87%)
Oil (MBbls/d)	0.8	2.1	(62%)
NGL (MBbls/d)	0.8	6.0	(87%)
Total (MMcfe/d)	35	242	(86%)

Weighted average prices: (1)
Natural gas (Mcf)	$1.59	$1.86	(15%)
Oil (Bbl)	$39.49	$55.13	(28%)
NGL (Bbl)	$9.43	$13.40	(30%)

Average NYMEX prices:
Natural gas (MMBtu)	$1.98	$2.23	(11%)
Oil (Bbl)	$40.93	$55.45	(26%)

Costs per Mcfe of production:
Lease operating expenses	$0.73	$0.82	(11%)
Transportation expenses	$0.25	$0.73	(66%)
General and administrative expenses (2)	$5.17	$0.76	580%
Depreciation, depletion and amortization	$1.20	$0.90	33%
Taxes, other than income taxes	$0.26	$0.23	13%

(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the three months ended September 30, 2020, and September 30, 2019, include approximately $392,000 and $3 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the three months ended September 30, 2020, and September 30, 2019, include approximately $10 million and $2 million, respectively, of severance costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Upstream Reporting Segment

	Three Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Oil, natural gas and NGL sales	$7,340	$51,029	$(43,689)
Marketing and other revenues	142	16,627	(16,485)
	7,482	67,656	(60,174)

Lease operating expenses	2,367	18,307	(15,940)
Transportation expenses	818	16,275	(15,457)
Marketing expenses	6	7,948	(7,942)
Taxes, other than income taxes	421	4,468	(4,047)
Total direct operating expenses	3,612	46,998	(43,386)
Field level cash flow (1)	$3,870	$20,658	$(16,788)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to loss before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $44 million or 86% to approximately $7 million for the three months ended September 30, 2020, from approximately $51 million for the three months ended September 30, 2019, primarily due to lower natural gas and NGL volumes as a result of divestitures completed in 2019 and 2020 and lower commodity prices.  Lower natural gas and oil prices resulted in a decrease in revenues of approximately $1 million and $1 million, respectively.

Average daily production volumes decreased to approximately 35 MMcfe/d for the three months ended September 30, 2020, from 242 MMcfe/d for the three months ended September 30, 2019.  Lower natural gas, NGL and oil production volumes resulted in a decrease in revenues of approximately $29 million, $6 million and $7 million, respectively.

The following table sets forth average daily production by region:

	Three Months Ended September 30,
	2020	2019	Variance
Average daily production (MMcfe/d):
Hugoton Basin	—	106	(106)	(100%)
Mid-Continent	24	42	(18)	(43%)
East Texas	—	40	(40)	(100%)
North Louisiana	11	35	(24)	(69%)
Uinta Basin	—	17	(17)	(100%)
Michigan/Illinois	—	2	(2)	(100%)
	35	242	(207)	(86%)

The decrease in average daily production in the Mid-Continent operating region primarily reflects a reduction in production due to reduced development drilling and natural decline of 2019 drilling programs.  The decrease in average daily production in North Louisiana primarily reflects those same characteristics, coupled with plant downtime and the Company’s divestiture of interests in properties in this region during the third quarter of 2020.  The decrease in average daily production volumes in the Uinta Basin and East Texas operating regions primarily reflect lower production volumes as a result of divestitures completed during 2020.  In addition, the Company completed the divestiture of all of its interests in properties located in the Hugoton Basin and Michigan/Illinois operating regions during 2019.  See Note 3 for additional information about divestitures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Marketing and Other Revenues

	Three Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Jayhawk plant and helium	$1	$14,751	$(14,750)
Other	141	1,876	(1,735)
	$142	$16,627	$(16,485)

Marketing and other revenues decreased by approximately $17 million or 99% to approximately $142,000 for the three months ended September 30, 2020, from approximately $17 million for the three months ended September 30, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana operating regions, which were divested in 2020.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $16 million or 87% to approximately $2 million for the three months ended September 30, 2020, from approximately $18 million for the three months ended September 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020 and lower service costs.  Lease operating expenses per Mcfe decreased to $0.73 per Mcfe for the three months ended September 30, 2020, from $0.82 per Mcfe for the three months ended September 30, 2019, primarily driven by changes in the Company’s asset base as a result of divestitures.

Transportation Expenses

Transportation expenses decreased by approximately $15 million or 95% to approximately $1 million for the three months ended September 30, 2020, from approximately $16 million for the three months ended September 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020.  Transportation expenses per Mcfe decreased to $0.25 per Mcfe for the three months ended September 30, 2020, from $0.73 per Mcfe for the three months ended September 30, 2019, primarily driven by changes in the Company’s asset base as a result of divestitures.

Marketing Expenses

	Three Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Jayhawk plant	$—	$7,255	$(7,255)
Other	6	693	(687)
	$6	$7,948	$(7,942)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $8 million or 100% to approximately $6,000 for the three months ended September 30, 2020, from approximately $8 million for the three months ended September 30, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Taxes, Other Than Income Taxes

	Three Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Severance taxes	$335	$1,475	$(1,140)
Ad valorem taxes	40	2,938	(2,898)
Other taxes	46	55	(9)
	$421	$4,468	$(4,047)

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes due to divestitures completed in 2019 and 2020.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2019 and 2020.

Field Level Cash Flow

Field level cash flow decreased by approximately $17 million or 81% to approximately $4 million for the three months ended September 30, 2020, from approximately $21 million for the three months ended September 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020 and lower commodity prices.

Blue Mountain Reporting Segment

	Three Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Marketing revenues	$28,941	$34,733	$(5,792)

Marketing expenses	20,278	29,740	(9,462)
Taxes, other than income taxes	425	643	(218)
Total direct operating expenses	20,703	30,383	(9,680)
Field level cash flow (1)	$8,238	$4,350	$3,888

(1)	Refer to Note 17 for a reconciliation of field level cash flow to loss before income taxes.

Marketing Revenues

Marketing revenues decreased by approximately $6 million or 17% to approximately $29 million for the three months ended September 30, 2020, from approximately $35 million for the three months ended September 30, 2019.  The decrease was primarily due to lower commodity prices and lower volumes.  Average daily throughput volumes decreased to approximately 105 MMcf/d for the three months ended September 30, 2020, from 114 MMcf/d for the three months ended September 30, 2019.

Marketing Expenses

Marketing expenses decreased by approximately $10 million or 32% to approximately $20 million for the three months ended September 30, 2020, from approximately $30 million for the three months ended September 30, 2019.  The decrease was primarily due to lower commodity prices and lower volumes.

Field Level Cash Flow

Field level cash flow increased by approximately $4 million or 89% to approximately $8 million for the three months ended September 30, 2020, from approximately $4 million for the three months ended September 30, 2019, primarily due to lower expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Indirect Income and Expenses

Gains (Losses) on Commodity Derivatives

Losses on commodity derivatives were approximately $3 million for the three months ended September 30, 2020, compared to gains of approximately $6 million for the three months ended September 30, 2019.  Gains and losses on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.  During the three months ended September 30, 2020, the Company unwound all of its natural gas fixed price swaps, oil fixed price swaps, and Panhandle Eastern Pipeline basis swaps for 2020 and 2021, for a cost of approximately $356,000.  As of September 30, 2020, the Company had no derivative positions.

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses were approximately $17 million for both the three months ended September 30, 2020, and September 30, 2019.  Increased severance expenses were offset primarily by lower share-based compensation expenses and lower salaries and benefits related expenses resulting from lower headcount.  Severance expenses were approximately $10 million for the three months ended September 30, 2020, compared to $2 million for the three months ended September 30, 2019.  General and administrative expenses per Mcfe increased to $5.17 per Mcfe for the three months ended September 30, 2020, from $0.76 per Mcfe for the three months ended September 30, 2019, due to lower production volumes associated with divestitures and increased severance expenses.

Exploration Costs

Exploration costs were approximately $413,000 for the three months ended September 30, 2020, compared to $2 million for the three months ended September 30, 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $16 million or 80% to approximately $4 million for the three months ended September 30, 2020, from approximately $20 million for the three months ended September 30, 2019.  Depreciation, depletion and amortization per Mcfe increased to $1.20 per Mcfe for the three months ended September 30, 2020, from $0.90 per Mcfe for the three months ended September 30, 2019.

Impairment of Assets Held for Sale and Long-Lived Assets

During the three months ended September 30, 2020, the Company recorded impairment charges of approximately $220 million, primarily to reduce the carrying value of Blue Mountain Midstream’s assets to fair value.  The impairment charges were primarily triggered by the Company’s exit from the midstream business, with the fair value being predominantly driven by the contract price of the Blue Mountain Divestiture.  During the three months ended September 30, 2019, the Company recorded a noncash impairment charge of approximately $95 million related to divested oil and natural gas properties located in the Hugoton Basin.  The impairment charge was primarily due to a decline in commodity prices.  See Note 1 for additional information about impairment and Note 3 for information about divestitures.

(Gains) Losses on Sale of Assets and Other, Net

During the three months ended September 30, 2020, the Company recorded a net loss of approximately $4 million, including bad debt expense of approximately $2 million, a net loss of approximately $1 million on the sale of North Louisiana Assets and net losses from other divestitures.  During the three months ended September 30, 2019, the Company recorded a net gain of approximately $8 million, primarily related to divestitures.  See Note 3 for information about divestitures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Other Income and (Expenses)

	Three Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(700)	$(2,329)	$1,629
Other, net	(309)	(595)	286
	$(1,009)	$(2,924)	$1,915

Interest expense decreased primarily due to lower outstanding debt during the three months ended September 30, 2020, compared to the same period of the prior year.  For the three months ended September 30, 2020, “other, net” is primarily related to commitment fees for the undrawn portion of the Credit Facilities.  For the three months ended September 30, 2019, “other, net” is primarily related to write off of a portion of unamortized deferred financing fees of approximately $700,000 and commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest and rental income.  See “Debt” under “Liquidity and Capital Resources” below for additional details.

Reorganization Items, Net

Reorganization items represent costs directly associated with Chapter 11 proceedings since the petition date.  During the three months ended September 30, 2020, and September 30, 2019, reorganization items were approximately $210,000 and $284,000, respectively, primarily related to legal and other professional fees.

Income Tax Expense

The Company recognized no income tax expense for the three months ended September 30, 2020, because of a full valuation allowance recorded in the third quarter of 2019, compared to income tax expense of approximately $127 million for the three months ended September 30, 2019.  During the third quarter of 2019, and for the first time since Riviera’s inception, the Company’s earnings were a cumulative loss, primarily due to losses generated during 2019.  Based on the cumulative loss and projections of future taxable loss for the periods in which deferred tax assets are deductible, the Company recorded a full valuation allowance against all of its deferred tax assets.

Net Loss

A net loss of approximately $236 million was incurred for the three months ended September 30, 2020, compared to approximately $226 million for the three months ended September 30, 2019.  See discussion above for explanations of variances.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Results of Operations

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$18,695	$136,823	$(118,128)
Oil sales	11,424	26,525	(15,101)
NGL sales	2,953	30,783	(27,830)
Total oil, natural gas and NGL sales	33,072	194,131	(161,059)
Gains on commodity derivatives	3,773	12,673	(8,900)
Marketing and other revenues	84,909	183,254	(98,345)
	121,754	390,058	(268,304)
Expenses:
Lease operating expenses	10,212	66,204	(55,992)
Transportation expenses	4,201	53,478	(49,277)
Marketing expenses	58,431	132,888	(74,457)
General and administrative expenses (1)	37,994	49,434	(11,440)
Exploration costs	413	4,154	(3,741)
Depreciation, depletion and amortization	19,027	65,013	(45,986)
Impairment of assets held for sale and long-lived assets	341,264	113,470	227,794
Taxes, other than income taxes	3,436	14,010	(10,574)
(Gains) losses on sale of assets and other, net	1,484	(24,967)	26,451
	476,462	473,684	2,778
Other income and (expenses)	(3,685)	(6,111)	2,426
Reorganization items, net	(704)	(756)	52
Loss before income taxes	(359,097)	(90,493)	(268,604)
Income tax expense	—	129,092	(129,092)
Net loss	$(359,097)	$(219,585)	$(139,512)
(1)

General and administrative expenses for the nine months ended September 30, 2020, and September 30, 2019, include approximately $(3) million and $13 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the nine months ended September 30, 2020, and September 30, 2019, include approximately $15 million and $2 million, respectively, of severance costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

	Nine Months Ended September 30,
	2020	2019	Variance
Average daily production:
Natural gas (MMcf/d)	41	215	(81%)
Oil (MBbls/d)	1.1	1.7	(35%)
NGL (MBbls/d)	1.0	6.4	(84%)
Total (MMcfe/d)	53	264	(80%)

Weighted average prices: (1)
Natural gas (Mcf)	$1.66	$2.33	(29%)
Oil (Bbl)	$39.44	$55.80	(29%)
NGL (Bbl)	$11.25	$17.55	(36%)

Average NYMEX prices:
Natural gas (MMBtu)	$1.88	$2.67	(30%)
Oil (Bbl)	$38.32	$56.72	(32%)

Costs per Mcfe of production:
Lease operating expenses	$0.70	$0.92	(24%)
Transportation expenses	$0.29	$0.74	(61%)
General and administrative expenses (2)	$2.61	$0.69	278%
Depreciation, depletion and amortization	$1.31	$0.90	46%
Taxes, other than income taxes	$0.24	$0.19	26%

(1)	Does not include the effect of gains (losses) on derivatives.
(2)

General and administrative expenses for the nine months ended September 30, 2020, and September 30, 2019, include approximately $(3) million and $13 million, respectively, of share-based compensation expenses.  In addition, general and administrative expenses for the nine months ended September 30, 2020, and September 30, 2019, include approximately $15 million and $2 million, respectively, of severance costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Upstream Reporting Segment

	Nine Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Oil, natural gas and NGL sales	$33,072	$194,131	$(161,059)
Marketing and other revenues	2,880	63,549	(60,669)
	35,952	257,680	(221,728)

Lease operating expenses	10,212	66,204	(55,992)
Transportation expenses	4,201	53,478	(49,277)
Marketing expenses	70	35,568	(35,498)
Taxes, other than income taxes	2,142	11,984	(9,842)
Total direct operating expenses	16,625	167,234	(150,609)
Field level cash flow (1)	$19,327	$90,446	$(71,119)

(1)	Refer to Note 17 for a reconciliation of field level cash flow to loss before income taxes.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales decreased by approximately $161 million or 83% to approximately $33 million for the nine months ended September 30, 2020, from approximately $194 million for the nine months ended September 30, 2019, primarily due to lower production volumes as a result of divestitures completed in 2019 and 2020 and lower commodity prices.  Lower natural gas, NGL and oil prices resulted in a decrease in revenues of approximately $7 million, $2 million and $5 million, respectively.

Average daily production volumes decreased to approximately 53 MMcfe/d for the nine months ended September 30, 2020, from 264 MMcfe/d for the nine months ended September 30, 2019.  Lower natural gas, NGL and oil production volumes resulted in a decrease in revenues of approximately $111 million, $26 million and $10 million, respectively.

The following table sets forth average daily production by region:

	Nine Months Ended September 30,
	2020	2019	Variance
Average daily production (MMcfe/d):
Hugoton Basin	—	114	(114)	(100%)
Mid-Continent	30	38	(8)	(21%)
East Texas	6	43	(37)	(86%)
North Louisiana	16	32	(16)	(50%)
Uinta Basin	1	18	(17)	(94%)
Michigan/Illinois	—	19	(19)	(100%)
	53	264	(211)	(80%)

Production volumes in the Mid-Continent were consistent with the comparable period of the prior year.  The decrease in average daily production in North Louisiana primarily reflects a reduction in production due to reduced development drilling and natural decline of 2019 drilling programs, plant downtime, and the Company’s divestiture of interests in properties in this region during 2020 and 2019.  The decreases in average daily production volumes in the Uinta Basin and East Texas operating regions primarily reflect lower production volumes as a result of divestitures completed during 2020.  In addition, the Company completed the divestiture of all of its interests in properties located in the Hugoton Basin and Michigan/Illinois operating regions during 2019.  See Note 3 for additional information about divestitures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Marketing and Other Revenues

	Nine Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Jayhawk plant and helium	$17	$58,061	$(58,044)
Other	2,863	5,488	(2,625)
	$2,880	$63,549	$(60,669)

Marketing and other revenues decreased by approximately $61 million or 95% to approximately $3 million for the nine months ended September 30, 2020, from approximately $64 million for the nine months ended September 30, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant.  Other primarily includes revenues from other midstream systems in the East Texas and North Louisiana operating regions, which were divested in 2020.

Lease Operating Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses.  Lease operating expenses decreased by approximately $56 million or 85% to approximately $10 million for the nine months ended September 30, 2020, from approximately $66 million for the nine months ended September 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020 and lower service costs.  Lease operating expenses per Mcfe decreased to $0.70 per Mcfe for the nine months ended September 30, 2020, from $0.92 per Mcfe for the nine months ended September 30, 2019.

Transportation Expenses

Transportation expenses decreased by approximately $49 million or 92% to approximately $4 million for the nine months ended September 30, 2020, from approximately $53 million for the nine months ended September 30, 2019.  Transportation expenses per Mcfe decreased to $0.29 per Mcfe for the nine months ended September 30, 2020, from $0.74 per Mcfe for the nine months ended September 30, 2019, primarily driven by changes in the Company’s asset base as a result of divestitures.

Marketing Expenses

	Nine Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Jayhawk plant	$(120)	$33,446	$(33,566)
Other	190	2,122	(1,932)
	$70	$35,568	$(35,498)

Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities.  Marketing expenses decreased by approximately $36 million or 100% to approximately $70,000 for the nine months ended September 30, 2020, from approximately $36 million for the nine months ended September 30, 2019.  The decrease was primarily due to the Hugoton Basin Assets Sale, which included sale of the Jayhawk plant and a credit to expense from receipt of an electric co-op refund during the nine months ended September 30, 2020.

Taxes, Other Than Income Taxes

	Nine Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Severance taxes	$1,598	$6,120	$(4,522)
Ad valorem taxes	151	9,962	(9,811)
Other taxes	393	(4,098)	4,491
	$2,142	$11,984	$(9,842)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes due to divestitures completed in 2019 and 2020.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2019 and 2020. Other taxes include a sales tax refund of approximately $4 million during the nine months ended September 30, 2019.

Field Level Cash Flow

Field level cash flow decreased by approximately $71 million or 79% to approximately $19 million for the nine months ended September 30, 2020, from approximately $90 million for the nine months ended September 30, 2019.  The decrease was primarily due to divestitures completed in 2019 and 2020 and lower commodity prices.

Blue Mountain Reporting Segment

	Nine Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Marketing revenues	$82,029	$119,705	$(37,676)

Marketing expenses	58,361	97,320	(38,959)
Taxes, other than income taxes	1,294	2,026	(732)
Total direct operating expenses	59,655	99,346	(39,691)
Field level cash flow (1)	$22,374	$20,359	$2,015

(1)	Refer to Note 17 for a reconciliation of field level cash flow to loss before income taxes.

Marketing Revenues

Marketing revenues decreased by approximately $38 million or 31% to approximately $82 million for the nine months ended September 30, 2020, from approximately $120 million for the nine months ended September 30, 2019.  The decrease was primarily due to lower commodity prices, lower volumes, production curtailments and contract disputes during 2020, partially offset by revenues from the water service business beginning in the second quarter of 2019.  Average daily throughput volumes decreased to approximately 107 MMcf/d for the nine months ended September 30, 2020, from 117 MMcf/d for the nine months ended September 30, 2019.

Marketing Expenses

Marketing expenses decreased by approximately $39 million or 40% to approximately $58 million for the nine months ended September 30, 2020, from approximately $97 million for the nine months ended September 30, 2019.  The decrease was primarily due to lower commodity prices during 2020, partially offset by expenses related to the water services business and higher marketing expenses due to discounts on gathering fees offered to producers during 2020.

Field Level Cash Flow

Field level cash flow increased by approximately $2 million or 10% to approximately $22 million for the nine months ended September 30, 2020, from approximately $20 million for the nine months ended September 30, 2019, primarily due to lower expenses.

Indirect Income and Expenses

Gains on Commodity Derivatives

Gains on commodity derivatives were approximately $4 million and $13 million for the nine months ended September 30, 2020, and the nine months ended September 30, 2019, respectively.  Gains on commodity derivatives were primarily due to changes in fair value of the derivative contracts.  The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.  During the nine months ended September 30, 2020, the Company unwound all of its natural gas fixed price swaps, oil fixed price swaps, and

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Panhandle Eastern Pipeline basis swaps for 2020 and 2021, for a cost of approximately $356,000.  As of September 30, 2020, the Company had no derivative positions.

General and Administrative Expenses

General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses decreased by approximately $11 million or 23% to approximately $38 million for the nine months ended September 30, 2020, from approximately $49 million for the nine months ended September 30, 2019.  The decrease was primarily due to lower share-based compensation expenses, which were a negative expense of approximately $3 million based on the fair value of outstanding awards, and lower salaries and benefits related expenses due to lower headcount, partially offset by increased severance expenses.  Severance expenses were approximately $15 million for the nine months ended September 30, 2020, compared to $2 million for the nine months ended September 30, 2019.  General and administrative expenses per Mcfe increased to $2.61 per Mcfe for the nine months ended September 30, 2020, from $0.69 per Mcfe for the nine months ended September 30, 2019, due to lower production volumes associated with divestitures and increased severance expenses.

Exploration Costs

Exploration costs were approximately $413,000 for the nine months ended September 30, 2020, compared to $4 million for the nine months ended September 30, 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased by approximately $46 million or 71% to approximately $19 million for the nine months ended September 30, 2020, from approximately $65 million for the nine months ended September 30, 2019.  Depreciation, depletion and amortization per Mcfe increased to $1.31 per Mcfe for the nine months ended September 30, 2020, from $0.90 per Mcfe for the nine months ended September 30, 2019.

Impairment of Assets Held for Sale and Long-Lived Assets

During the nine months ended September 30, 2020, the Company recorded impairment charges of approximately $341 million.  Approximately $237 million was recorded primarily to reduce the carrying value of Blue Mountain Midstream’s assets to fair value.  In addition, approximately $88 million related to proved and unproved oil and natural gas properties located in Oklahoma, approximately $12 million to divested properties located in North Louisiana, and approximately $4 million to divested properties located in East Texas. The impairment charges recorded in the three months ended September 30, 2020, were primarily triggered by the Company’s exit from the midstream business, with the fair value being predominantly driven by the contract price of the Blue Mountain Divestiture.  The impairment charges recorded in the first quarter and second quarter of 2020 were primarily due to declines in commodity prices and declines in expected future volumes.  During the nine months ended September 30, 2019, the Company recorded noncash impairment charges of approximately $113 million.  Of this, approximately $95 million related to divested oil and natural gas properties located in the Hugoton Basin and approximately $18 million to divested properties located in Michigan.  The impairment charges were primarily due to a decline in commodity prices.  See Note 1 for additional information about impairment and Note 3 for information about divestitures.

Gains (Losses) on Sale of Assets and Other, Net

During the nine months ended September 30, 2020, the Company recorded a net loss of approximately $1 million, including bad debt expense of approximately $2 million, a net loss of approximately $1 million on the sale of North Louisiana Assets, net losses from other divestitures and the disposal of furniture and equipment, partially offset by a net gain of approximately $1 million on the Drunkards Wash Asset Sale.  During the nine months ended September 30, 2019, the Company recorded a net gain of approximately $25 million, related to net gains from divestitures of approximately $37 million, partially offset by net losses, primarily related to divestiture activity.  See Note 3 for information about divestitures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Other Income and (Expenses)

	Nine Months Ended September 30,
	2020	2019	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(2,368)	$(5,403)	$3,035
Other, net	(1,317)	(708)	(609)
	$(3,685)	$(6,111)	$2,426

Interest expense decreased primarily due to lower outstanding debt during the nine months ended September 30, 2020, compared to the same period of the prior year.  For the nine months ended September 30, 2020, “other, net” is primarily related to the write-off of a portion of unamortized deferred financing fees of approximately $468,000 and commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest income and rental income.  For the nine months ended September 30, 2019, “other, net” is primarily related to write off of a portion of unamortized deferred financing fees of approximately $700,000 and commitment fees for the undrawn portion of the Credit Facilities, partially offset by interest and rental income.  See “Debt” under “Liquidity and Capital Resources” below for additional details.

Reorganization Items, Net

Reorganization items represent costs directly associated with the Chapter 11 proceedings since the petition date.  During the nine months ended September 30, 2020, and September 30, 2019, reorganization items were approximately $704,000 and $756,000, respectively, primarily related to legal and other professional fees.

Income Tax Expense

The Company recognized no income tax expense for the nine months ended September 30, 2020, because of a full valuation allowance recorded in the third quarter of 2019, compared to income tax expense of approximately $129 million for the nine months ended September 30, 2019.  During the third quarter of 2019, and for the first time since Riviera’s inception, the Company’s earnings were a cumulative loss, primarily due to losses generated during 2019.  Based on the cumulative loss and projections of future taxable loss for the periods in which deferred tax assets are deductible, the Company recorded a full valuation allowance against all of its deferred tax assets.

Net Loss

A net loss of approximately $359 million was incurred for the nine months ended September 30, 2020, compared to approximately $220 million for the nine months ended September 30, 2019.  See discussion above for explanations of variances.

Liquidity and Capital Resources

The Company’s sources of cash have primarily consisted of proceeds from divestitures of oil and natural gas properties, net cash provided by operating activities and borrowings under the Blue Mountain Credit Facility.  As a result of divesting certain oil and natural gas properties, selling an office building, and inclusive of deposits from fourth quarter divestitures, during the nine months ended September 30, 2020, the Company received approximately $101 million in net cash proceeds.  The Company has used its cash to fund capital expenditures, for distributions to shareholders, and for repurchases of Riviera common stock.  See Note 18 for information about the Company’s Plan of Liquidation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Statements of Cash Flows

The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash:
Net cash (used in) provided by operating activities	$(5,086)	$87,843
Net cash provided by investing activities	69,143	24,431
Net cash used in financing activities	(93,791)	(33,133)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29,734)	$79,141

Operating Activities

Cash used in operating activities was approximately $5 million for the nine months ended September 30, 2020, compared to cash provided of approximately $88 million for the nine months ended September 30, 2019.

Investing Activities

The following provides a comparative summary of cash flow from investing activities:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(31,534)	$(150,096)
Acquisition of property, plant and equipment	—	(3,380)
Proceeds from sale of properties and equipment and other	100,677	177,907
Net cash provided by investing activities	$69,143	$24,431

The primary source of cash provided by investing activities was proceeds from the sale of properties, equipment and other.  The primary uses of cash from investing activities was plant and pipeline expenditures by Blue Mountain Midstream and development of oil and natural gas properties.  The nine months ended September 30, 2019, includes expenditures for construction of Blue Mountain Midstream’s cryogenic natural gas processing facility, water facilities and related compression and gathering systems.  Capital expenditures decreased primarily due to lower spending on plant and pipeline construction related to Blue Mountain Midstream. The Company made no material acquisitions of properties during the nine months ended September 30, 2020, or September 30, 2019.

Proceeds from sale of properties, equipment and other for the nine months ended September 30, 2020, include cash proceeds received of approximately $4 million from the Drunkards Wash Assets Sale (excluding a deposit of approximately $450,000 received in 2019), approximately $15 million from the Overton Assets Sale (excluding a deposit of approximately $2 million received in 2019), approximately $25 million from the Personville Assets Sale (excluding a deposit of approximately $3 million received in 2019), approximately $392,000 from the sale of interest in properties located in East Texas, approximately $21 million from the sale of an office building in Oklahoma and approximately $23 million from the sale of interest in properties located in North Louisiana.  See Note 3 for additional details about divestitures.

See below for details regarding accrued and paid capital expenditures for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)

Oil and natural gas	$2,081	$59,503
Plant and pipeline	16,725	78,480
Other	370	2,647
Capital expenditures, excluding acquisitions	$19,176	$140,630

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

The decrease in capital expenditures was primarily due to lower oil and natural gas development activities and lower plant and pipeline construction activities associated with Blue Mountain Midstream in response to declines in commodity prices and expected future volumes.

Financing Activities

Cash used in financing activities was approximately $94 million for the nine months ended September 30, 2020, compared to approximately $33 million for the nine months ended September 30, 2019.  During the nine months ended September 30, 2020, the primary use of cash was distributions to shareholders of approximately $101 million.  During the nine months ended September 30, 2019, the primary uses of cash were repurchases of shares and repayments under the Credit Facilities and Mayzure Notes, partially offset by borrowings under the Mayzure Notes and the Blue Mountain Credit Facility.

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Proceeds from borrowings:
Mayzure Notes	$—	$81,925
Blue Mountain Credit Facility	11,200	60,900
	$11,200	$142,825
Repayments of debt:
Riviera Credit Facility	$—	$(20,000)
Blue Mountain Credit Facility	(1,000)	(4,300)
Mayzure Notes	—	(5,315)
	$(1,000)	$(29,615)

Debt

On October 8, 2020, the Company repaid approximately $80 million, representing total borrowings under the Blue Mountain Credit Facility, with a portion of the net proceeds from the Blue Mountain Divestiture.  Subsequently, the Blue Mountain Credit Facility was terminated effective October 8, 2020.  On September 2, 2020, the Company elected to reduce the aggregate maximum credit amount under the Riviera Credit Facility from $30 million to $7 million.  On October 27, 2020, the Company entered into a Sixth Amendment to the Riviera Credit Facility, pursuant to which, the borrowing base was reduced to $540,000, the lenders obligations to make any loans were eliminated, and the Company’s ability to make any borrowing requests was removed.  In addition, the Company is required to maintain a cash deposit of at least $540,000 with a lender bank related to letter of credit commitments.  The Company anticipates the Riviera Credit Facility will be terminated in the fourth quarter of 2020.  See Note 3 for information about divestitures and Note 18 for information about the Company’s Plan of Liquidation.  For additional information related to the Company’s debt, see Note 6.

Share Repurchase Program

During the nine months ended September 30, 2020, the Company repurchased an aggregate of 282,742 shares of common stock at an average price of $7.31 per share for a total cost of approximately $2 million.

Cash Distributions

On March 9, 2020, the Board declared a cash distribution of $1.00 per share.  A cash distribution totaling approximately $58 million was paid on April 22, 2020, to shareholders of record as of the close of business on April 8, 2020.  On April 23, 2020, the Board declared a cash distribution of $0.75 per share.  The distribution totaling approximately $43 million was paid on May 11, 2020, to shareholders of record as of the close of business on May 7, 2020.  On October 12, 2020, the Board declared a cash distribution of $1.35 per share.  A cash distribution totaling approximately $78 million was paid on October 28, 2020, to shareholders of record as of the close of business on October 23, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

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

Commitments and Contractual Obligations

The Company has long-term debt, asset retirement obligations, operating leases and commodity derivative liabilities that were summarized in the table of commitments and contractual obligations in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.  With the exception of borrowings, repayments and changes to the Company’s debt obligations due to the Company’s Plan of Liquidation, there have been no other significant changes to the Company’s obligations since December 31, 2019.  For additional information related to the Company’s debt, see Note 6.  For information about the Company’s Plan of Liquidation, see Note 18.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.  Based on the approval of the Plan of Liquidation in October 2020, the Company plans to adopt the liquidation basis of accounting in the fourth quarter of 2020.  See Note 18.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control.  These statements may include discussions about the Company’s:

•	business strategy;
•	acquisition and disposition strategy;
•	financial strategy;
•	Plan of Liquidation, winding up and dissolution, including any amounts the Company distributes to shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation;
•	ability to comply with the covenants under the Credit Facilities;
•	effects of legal proceedings;
•	effects of public health crises, such as pandemics (including COVID-19) and epidemics, and any related government policies and actions;
•	the scope, duration and severity of the COVID-19 pandemic, including any recurrence, as well as the timing of the economic recovery following the pandemic;

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

•	drilling locations;
•	oil, natural gas and NGL reserves;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	midstream asset construction;
•	key relationships with third parties relating to its midstream business;
•	commitments under its midstream operations;
•	capital expenditures;
•	economic and competitive advantages;
•	credit and capital market conditions;
•	regulatory changes;
•	lease operating expenses, general and administrative expenses and development costs;
•	future operating results;
•	plans, objectives, expectations and intentions; and
•	taxes.

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

Commodity Price Risk

During the three months ended September 30, 2020, the Company unwound all of its natural gas fixed price swaps, oil fixed price swaps, and PEPL basis swaps for 2020 and 2021, for a cost of approximately $356,000.  As of September 30, 2020, the Company had no derivative positions.

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

Interest Rate Risk

At September 30, 2020, the Company had debt outstanding under the Credit Facilities of $80 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $800,000 increase in annual interest expense.  At December 31, 2019, the Company had debt outstanding under the Credit Facilities of $69.8 million in the aggregate which debt incurred interest at floating rates.  A 1% increase in the respective market rates would result in an estimated $698,000 increase in annual interest expense.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s business has many risks and there are factors that could materially adversely affect the Company’s business, financial condition, operating results or liquidity and the trading price of the Company’s shares.  Except with respect to the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.  This information should be considered carefully, together with other information in this report and other reports and materials the Company files with the U.S. Securities and Exchange Commission (“SEC”).

Risks Related to Liquidation, Winding Up and Dissolution

The Company cannot provide assurance that liquidating distributions will be made to shareholders or, if made, the exact amount or timing of distributions.

The Company’s dissolution, winding up and liquidation process will be subject to uncertainties.  It is possible that there will be no liquidating distribution made to shareholders.  The amount and timing of any liquidating distribution to shareholders will depend on the following factors, among others:

•	Whether any potential claimants against the Company and currently unknown to the Company could present claims relating to pre-dissolution operations that the Company may ultimately have to satisfy;
•	The costs that may be incurred to defend new and existing claims, including possible claims relating to the Company’s dissolution and possible tax audits;
•	The amounts that will be needed to pay for general and administrative expenses prior to dissolution and the amounts that will be needed to pay for expenses during the post-dissolution survival period;
•

The costs attendant on the Company as a publicly held reporting company under SEC regulations, including legal and auditing fees, especially if the Company is unable to obtain relief from requirements to continue preparing and filing annual, quarterly and current reports;

•

The amount of funds that the Company will be required to reserve to provide for contingent liabilities, and how long it may take to finally determine whether and how much of those liabilities may have to be paid; and

•	How long it will take to liquidate the Company’s remaining non-cash assets.

Item 1A.Risk Factors - Continued

The Company will continue to incur expenses that will reduce any amounts available for distribution to shareholders.

Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees will continue to be incurred by the Company as it winds down.  The Company cannot estimate what the aggregate of these expenses will be, but they will reduce the amount of funds available for distribution to shareholders.

Shareholders could be held liable for corporate obligations, up to the amount actually distributed to them in connection with the Company’s dissolution.

The Company will continue to exist for three years after its dissolution, or for such longer period as the Delaware Court of Chancery may direct, for the purpose of continuing to close the business, dispose of non-cash assets, resolve outstanding litigation, discharge liabilities and distribute any remaining assets to shareholders.  Under the Delaware General Corporate Law, if the amount reserved to satisfy obligations proves insufficient to satisfy all of the expenses and liabilities of the Company, a shareholder who receives a liquidating distribution could be held liable for payment to the Company’s creditors of the shareholder’s pro rata share of amounts owed to creditors in excess of the reserves, up to but not exceeding the amount actually distributed to the shareholder in connection with dissolution.  This means that a shareholder could be required to return all liquidating distributions made to the shareholder and receive nothing from the Company in connection with its dissolution and liquidation.  If a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of those taxes could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  There is no guaranty that the reserves established by the Company to satisfy its obligations will be adequate to cover all of its obligations.

The Company’s common stock will cease to be traded at the time of the dissolution.

The Company will close its stock transfer books after its dissolution becomes effective.  As a result, from and after that time, the Company will not recognize any transfer of its common stock, other than transfers by operation of law as to which the Company has received adequate written notice.

The Company may cease to file annual, quarterly and current reports with the SEC.

Because of the costs associated with preparing and filing annual, quarterly and current reports under applicable securities laws, the Company has sought relief from all or some of its reporting obligations.  There can be no assurances that the Company will be able to obtain this kind of relief from the SEC.  However, if the Company receives relief, certain information about the Company (including audited financial information) currently reported to the public would no longer be available.

The officers of the Company may have interests in the dissolution that are different from those of its shareholders in general.

In accordance with the terms of pre-existing agreements and the Company’s severance plan, the Company’s executive officers may receive certain benefits as a result of the termination of employment due to the Company’s dissolution.

Shareholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from the Company.

As a result of the Company’s dissolution and liquidation, for U.S. federal income tax purposes, shareholders generally will recognize gain or loss, on a per share basis, equal to the difference between (1) the sum of the amount of cash and the fair market value (at the time of the distribution) of property, if any, distributed to them with respect to each share of common stock and (2) their tax basis in each share of common stock.  A liquidating distribution pursuant to the Plan of Liquidation may occur at various times and in more than one tax year.  Any loss generally will be recognized by a shareholder only in the tax year in which the shareholder receives the final liquidating distribution, and then only if the aggregate value of all liquidating distributions with respect to a share of the Company’s common stock is less than the shareholder’s tax basis for that share.  Shareholders are urged to consult with their own tax advisors as to the specific tax consequences of the Company’s dissolution, winding up and liquidation pursuant to the Plan of Liquidation.

Item 1A.Risk Factors - Continued

The tax treatment of any liquidating distribution may vary from shareholder to shareholder.

The Company has not requested a ruling from the U.S. Internal Revenue Service with respect to the anticipated tax consequences of its dissolution, winding up and liquidation and will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions.  If any of the anticipated tax consequences prove to be incorrect, the result could be increased taxation at the corporate or shareholder level, thus reducing the benefit to shareholders and the Company from dissolution and liquidation.  Tax considerations applicable to particular shareholders may vary with and be contingent on the shareholder’s individual circumstances.  Shareholders should consult their own tax advisor for tax advice.

Risks Related to COVID-19 and Related Economic Repercussions

The COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on the Company’s business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on the Company’s business, liquidity, consolidated results of operations and consolidated financial condition.

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

Issuer Purchases of Equity Securities

On July 18, 2019, the Board of Directors of the Company authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock.  Purchases were authorized to be made from time to time in negotiated purchases or in the open market, including through Rule 10b5-1 prearranged stock trading plans designed to facilitate the repurchase of the Company’s shares during times it would not otherwise be in the market due to self-imposed trading blackout periods or possible possession of material nonpublic information.  The timing and amounts of any such repurchases of shares were subject to market conditions and certain other factors, and in accordance with applicable securities laws and other legal requirements, including restrictions contained in the Company’s then current credit facility.  The repurchase plan did not obligate the Company to acquire any specific number of shares and could be discontinued at any time.

There were no repurchases of shares of Riviera common stock by the Company during the third quarter of 2020.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.Exhibits

Exhibit Number		Description

2.1	—

Membership Interest Purchase Agreement, dated August 23, 2020, by and among Rheinbund, LLC, Linn Energy Holdco II LLC, and Citizen Energy Operating, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 15, 2020)

10.1*	—

Sixth Amendment to Credit Agreement dated as of October 27, 2020, among Linn Energy Holdco II LLC, Linn Energy Holdco LLC, Linn Merger Sub #1, LLC, Riviera Resources, Inc., each of the Guarantors, and Royal Bank of Canada, as administrative agent for the Lenders and as the issuing Bank

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

RIVIERA RESOURCES, INC.
(Registrant)

Date: November 2, 2020	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)